Form 10-Q
period 1995-03-31
JMB INCOME PROPERTIES LTD IV
filed 1995-05-15
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended March 31, 1995              Commission file number 0-8469




                         JMB INCOME PROPERTIES, LTD. - IV
              (Exact name of registrant as specified in its charter)





                Illinois                               36-2857658
   (State of organization)                 (IRS Employer Identification No.)



  900 N. Michigan Ave., Chicago, IL                      60611
(Address of principal executive office)                (Zip Code)




Registrant's telephone number, including area code 312/915-1987




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                                 TABLE OF CONTENTS




PART I       FINANCIAL INFORMATION


Item 1.      Financial Statements. . . . . . . . . . . . . . . . . . .      3

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . . . .     10



PART II      OTHER INFORMATION

Item 5.      Other Information . . . . . . . . . . . . . . . . . . . .     12

Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . .     13

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                                 CONSOLIDATED BALANCE SHEETS

                                            MARCH 31, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  3,628,939        3,110,077
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .          2,043,280        1,959,761
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            348,886          286,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,516           26,291
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             69,669           18,381
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          6,101,290        5,400,905
                                                                                         ------------      -----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            429,000          429,000
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,717,407       15,713,486
                                                                                         ------------      -----------
                                                                                           16,146,407       16,142,486
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         10,641,092       10,548,112
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .          5,505,315        5,594,374

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            141,813          152,595
                                                                                         ------------      -----------

                                                                                         $ 11,748,418       11,147,874
                                                                                         ============      ===========
                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                           MARCH 31,       DECEMBER 31,
                                                                                             1995             1994
                                                                                         ------------      -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .       $    386,521          377,017
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             91,818           79,855
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,452           19,208
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,443            --
                                                                                         ------------      -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            544,234          476,080

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,095           19,595
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            820,107          820,107
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .          3,150,801        3,251,069
                                                                                         ------------      -----------
Commitments and contingencies (notes 3 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,532,237        4,566,851

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . . . . .          1,004,666          788,554
Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,305,882        2,297,501
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (3,375,428)      (3,375,428)
                                                                                         ------------      -----------
                                                                                           (1,069,546)      (1,077,927)
                                                                                         ------------      -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         17,996,292       17,996,292
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         37,665,410       37,254,745
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (48,380,641)     (48,380,641)
                                                                                         ------------      -----------
                                                                                            7,281,061        6,870,396
                                                                                         ------------      -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . .          6,211,515        5,792,469
                                                                                         ------------      -----------

                                                                                         $ 11,748,418       11,147,874
                                                                                         ============      ===========

                                See accompanying notes to consolidated financial statements.

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,134,184           948,404
  Interest income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          69,050            27,587
                                                                                          ------------       -----------
                                                                                             1,203,234           975,991
                                                                                          ------------       -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          89,194           108,895
  Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,980            94,968
  Property operating expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         362,575           349,817
  Professional services. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,000             5,075
  Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . .          14,230            12,645
  General and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,097            22,483
                                                                                          ------------       -----------
                                                                                               568,076           593,883
                                                                                          ------------       -----------

          Operating earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         635,158           382,108

Venture partner's share of venture's
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (216,112)         (139,774)
                                                                                          ------------       -----------
          Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    419,046           242,334
                                                                                          ============       ===========
          Net earnings per limited partnership
            interest (note 1). . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      20.53             11.87
                                                                                          ============       ===========
          Cash distributions per limited
            partnership interest . . . . . . . . . . . . . . . . . . . . . . . . . . .    $      --                25.00
                                                                                          ============       ===========



                                See accompanying notes to consolidated financial statements.

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         THREE MONTHS ENDED MARCH 31, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    419,046           242,334
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          92,980            94,968
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          14,230            12,645
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . .         216,112           139,774
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .          65,930            66,485
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          15,775            18,113
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (51,288)          (64,182)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (128,421)            --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          11,963          (203,856)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (756)          (22,052)
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,443            48,480
    State income tax withheld. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --               60,183
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,500)              (81)
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .         700,514           392,811
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net purchases of short-term investments. . . . . . . . . . . . . . . . . . . . . . .         (83,519)         (737,573)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .          (3,921)           (8,189)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,448)            --
                                                                                          ------------       -----------
          Net cash used in investing activities. . . . . . . . . . . . . . . . . . . .         (90,888)         (745,762)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .         (90,764)         (110,005)
  Distributions to venture partner . . . . . . . . . . . . . . . . . . . . . . . . . .           --                --
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (500,125)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (88,257)
                                                                                          ------------       -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .         (90,764)         (698,387)
                                                                                          ------------       -----------
                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                              1995               1994
                                                                                          ------------       -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .         518,862        (1,051,338)
          Cash and cash equivalents, beginning of period . . . . . . . . . . . . . . .       3,110,077         1,346,869
                                                                                          ------------       -----------
          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  3,628,939           295,531
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $     89,950           130,947
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
                                                                                          ============       ===========

























                                See accompanying notes to consolidated financial statements.

                         JMB INCOME PROPERTIES, LTD. - IV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              MARCH 31, 1995 AND 1994

                                    (UNAUDITED)



     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1994 which are included in the Partnership's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

     The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Huntsville Mall Associates ("Huntsville") (note 3). The effect of all transactions between the Partnership and its venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such adjustments are not recorded on the records of the Partnership.  The net effect of these items is summarized as follows for the three months ended March 31:
                                    1995                        1994
                         -----------------------    -------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings . . . . .    $419,046       291,139        242,334      249,883
Net earnings
 per limited
 partnership
 interest. . . . . . .    $  20.53         14.55          11.87        12.24
                          ========       =======        =======      =======

     The net earnings per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (20,005). Deficit partners' capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies cash receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Partnership records investments held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($3,518,823 and $3,049,976 at March 31, 1995 and December 31, 1994) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

                         JMB INCOME PROPERTIES, LTD. - IV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(2)  INVESTMENT PROPERTIES

     The Partnership initially acquired, either directly or through joint ventures, three shopping centers and three office buildings, five of which have been sold as of March 31, 1995. The remaining property owned at March 31, 1995, the Parkway City Mall shopping center, is in operation.


(3)  VENTURE AGREEMENT - HUNTSVILLE

     Huntsville discontinued its distributions of cash flow to its venture partners effective with the first quarter of 1993 to preserve working capital, a portion of which was used for a limited renovation of the shopping center (completed in December 1993) and for the tenant allowances and capital expenditures. The Partnership and its consolidated venture have currently budgeted approximately $265,000 in 1995 for tenant improvements and capital expenditures at the Parkway City Mall. Additionally, as occupancy of the property is 85% at March 31, 1995, significant leasing costs are expected to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property.


(4)   TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1995, and for the three months ended March 31, 1995 and 1994, are as follows:

                                                                   Unpaid at
                                                                   March 31,
                                           1995         1994         1995
                                         -------       ------    -------------

Property management fees . . . . .       $50,843       50,491           7,152
Insurance commissions. . . . . . .            89           67            --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .           265          224            --
                                         -------       ------          ------

                                         $51,197       50,782           7,152
                                         =======       ======          ======

     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.


(5)   ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1995 and for the three months ended March 31, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At March 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $3,629,000. Such funds and short-term investments of approximately $2,043,000 are available for tenant costs and improvements and other capital expenditures (as discussed below), distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted approximately $265,000 in 1995 for tenant improvements and other capital expenditures at the Parkway City Mall (as discussed below and in Note 3). The Partnership's share of such items is currently budgeted to be approximately $186,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership has suspended all operating cash flow distributions to the partners. However, the Partnership paid a distribution of $500,125 ($25.00 per Interest) to the Limited Partners in February 1994 from the proceeds of the 1992 sale of Holly Hill Mall. The General Partners' share of the above distribution was $88,257. The ultimate source of capital for both short-term and long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's remaining shopping center investment property and from the sale of such investment. In such regard, reference is made to the Partnership's property specific discussions below. The Partnership's and its venture's mortgage obligation is non-recourse; therefore, the Partnership and its venture are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flows from operations or sale.

     Huntsville Mall Associates ("Huntsville"), of which the Partnership is a general partner, had budgeted and completed approximately $140,000 in 1994 for roof repair and replacement work for two of the mall's major tenants. Huntsville deferred its previously budgeted $75,000 for parking lot improvements at the mall in 1994, until a later date. Occupancy at the Parkway City Mall increased slightly to 85% at March 31, 1995, from 84% at December 31, 1994. However, a tenant which vacated 9,000 square feet of space in January 1990 continued to pay rent under the terms of its lease which expired in February 1995. In addition, approximately 28,000 square feet (7% of the building) is occupied by tenants under short-term leases. Montgomery Ward & Co. ("Ward's"), a major tenant, reached an agreement to extend their lease for ten years, from September 1, 1994 through August 31, 2004. In January 1994, McRae's, another major tenant, exercised its option to extend its lease for five years, from February 1, 1995 through January 31, 2000. Huntsville discontinued its distributions from operations effective with the first quarter of 1993 to preserve working capital, and for the above-mentioned tenant allowances and capital expenditures. The Partnership is examining a new leasing program at the Parkway City Mall to strengthen the center's position in its marketplace. As a result, significant leasing costs will continue to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property which when incurred will adversely impact the property cash flow. Reference is made to Note 3. Huntsville continues to market the Parkway City Mall shopping center for sale. Parkway City Mall is one of two malls serving the Huntsville metropolitan area. Another shopping center developer had announced plans for a proposed third mall for the Huntsville area. If a third mall were to be built, it would likely significantly impact the market share of Parkway City Mall. The developer's announcement has negatively impacted the ability to market the property for sale and lease.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate assets to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of the portfolio. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited.

     As we have reported previously, due to these factors, the Partnership has held certain of its investment properties longer than originally anticipated in an effort to maximize the return to the Limited Partners.


RESULTS OF OPERATIONS

     The increase in rents and other receivables at March 31, 1995 as compared to December 31, 1994 and the increase in rental income and in Venture partner's share of venture's operations for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to rents being accrued ratably over the term of the lease rather than as paid at the Parkway City Mall.

     The decrease in prepaid expenses at March 31, 1995 as compared to December 31, 1994 is primarily due to the amortization of insurance premiums at the Parkway City Mall.

     The increases in escrow deposits and accrued real estate taxes at March 31, 1995 as compared to December 31, 1994 are the result of the escrowing of real estate taxes which are payable during the fourth quarter of the year at the Parkway City Mall.

     The increase in venture partner's equity in venture at March 31, 1995 as compared to December 31, 1994 is attributable primarily to the increase in cash and short-term investments resulting from the suspension of distributions of cash flow from the Huntsville venture in order to preserve working capital for tenant improvements and capital expenditures as previously discussed. Reference is also made to Note 3.

     The increase in interest income for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily a result of greater average balances invested in short-term investments and an increase in the interest rates earned on U.S. Government obligations.

     The decrease in general and administrative expenses for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 is primarily due to a decrease in annual report printing costs.

PART II.  OTHER INFORMATION

     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1. Parkway City Mall
    Huntsville, Alabama. . . . . .      84%(1)      84%(1)      84%(1)      84%(1)      85%

       (1)    The percentage represents physical occupancy.  Super-X (9,000 square feet or 2% of the building)
vacated its space in January 1990 and continued to pay rent pursuant to its lease obligation which expired in
February 1995.

PART II OTHER INFORMATION

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits

              10. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the Parkway City Mall in Huntsville, Alabama are hereby incorporated herein by reference to the Partnership's Prospectus on Form S-11 dated (File No. 2-55624) July 26, 1976.

              27.    Financial Data Schedule

       (b) No reports on Form 8-K were required or have been filed for the quarter covered by this report.


                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   JMB INCOME PROPERTIES, LTD. - IV

                   BY:    JMB Realty Corporation
                          (Managing General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  May 11, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  May 11, 1995