Form 10-Q
period 1995-09-30
JMB INCOME PROPERTIES LTD IV
filed 1995-11-09
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549



                                     FORM 10-Q



                    Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934




For the quarter ended September 30, 1995       Commission file number 0-8469




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

                                                 CONSOLIDATED BALANCE SHEETS

                                          SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

                                                         (UNAUDITED)


                                                           ASSETS
                                                           ------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                       -------------       -----------
Current assets:
  Cash and cash equivalents (note 1) . . . . . . . . . . . . . . . . . . . . . . .       $  6,458,914        3,110,077
  Short-term investments (note 1). . . . . . . . . . . . . . . . . . . . . . . . .              --           1,959,761
  Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . .            463,767          286,395
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             42,973           26,291
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            172,245           18,381
                                                                                         ------------      -----------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,137,899        5,400,905
                                                                                         ------------      -----------
Investment property, at cost:
  Land . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            429,000          429,000
  Buildings and improvements . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,906,297       15,713,486
                                                                                         ------------      -----------
                                                                                           16,335,297       16,142,486
  Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . . . . .         10,827,051       10,548,112
                                                                                         ------------      -----------
        Total investment property, net of accumulated depreciation . . . . . . . .          5,508,246        5,594,374

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            115,636          152,595
                                                                                         ------------      -----------

                                                                                         $ 12,761,781       11,147,874
                                                                                         ============      ===========




                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                           CONSOLIDATED BALANCE SHEETS - CONTINUED

                                    LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                    -----------------------------------------------------
                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                            1995              1994
                                                                                        -------------      -----------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . . . . . .       $    406,254          377,017
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             44,608           36,443
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             16,881           19,208
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             89,720           43,412
  Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .            142,330            --
                                                                                         ------------      -----------

        Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            699,793          476,080

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             18,345           19,595
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .            820,107          820,107
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . . . . . .          2,942,618        3,251,069
                                                                                         ------------      -----------
Commitments and contingencies (notes 3 and 4)

        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,480,863        4,566,851

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . . . . . .          1,373,063          788,554
Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,319,809        2,297,501
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .         (3,375,428)      (3,375,428)
                                                                                         ------------      -----------
                                                                                           (1,055,619)      (1,077,927)
                                                                                         ------------      -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs . . . . . . . . . . . . . . . . .         17,996,292       17,996,292
    Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . .         38,347,823       37,254,745
    Cumulative cash distributions. . . . . . . . . . . . . . . . . . . . . . . . .        (48,380,641)     (48,380,641)
                                                                                         ------------      -----------
                                                                                            7,963,474        6,870,396
                                                                                         ------------      -----------
        Total partners' capital accounts . . . . . . . . . . . . . . . . . . . . .          6,907,855        5,792,469
                                                                                         ------------      -----------
                                                                                         $ 12,761,781       11,147,874
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

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF OPERATIONS

                                   THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                 THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                    SEPTEMBER 30                      SEPTEMBER 30
                                                             --------------------------       --------------------------
                                                                1995            1994            1995             1994
                                                            -----------      ----------     -----------       ----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .     $  999,849         913,646       3,202,602        2,847,919
  Interest income. . . . . . . . . . . . . . . . . . . .         84,779          50,162         239,047          113,131
                                                             ----------      ----------     -----------       ----------
                                                              1,084,628         963,808       3,441,649        2,961,050
                                                             ----------      ----------     -----------       ----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .         84,521          93,859         260,601          287,288
  Depreciation . . . . . . . . . . . . . . . . . . . . .         92,980          91,629         278,939          274,887
  Property operating expenses. . . . . . . . . . . . . .        329,053         326,417       1,098,891          997,144
  Professional services. . . . . . . . . . . . . . . . .          --              --             32,400           32,218
  Amortization of deferred expenses. . . . . . . . . . .         14,801          12,645          43,833           37,935
  General and administrative . . . . . . . . . . . . . .          6,522           5,046          27,090           33,602
                                                             ----------      ----------     -----------       ----------
                                                                527,877         529,596       1,741,754        1,663,074
                                                             ----------      ----------     -----------       ----------
          Operating earnings . . . . . . . . . . . . . .        556,751         434,212       1,699,895        1,297,976
Venture partner's share of
  venture's operations . . . . . . . . . . . . . . . . .       (178,893)       (146,571)       (584,509)        (461,264)
                                                             ----------      ----------     -----------       ----------
          Net earnings . . . . . . . . . . . . . . . . .     $  377,858         287,641       1,115,386          836,712
                                                             ==========      ==========     ===========       ==========
          Net earnings per limited
            partnership interest
            (note 1) . . . . . . . . . . . . . . . . . .     $    18.51           14.09           54.64            40.99
                                                             ==========      ==========     ===========       ==========
          Cash distributions per
            limited partnership
            interest . . . . . . . . . . . . . . . . . .     $    --              --              --               25.00
                                                             ==========      ==========     ===========       ==========

                                See accompanying notes to consolidated financial statements.

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                         (UNAUDITED)

                                                                                              1995               1994
                                                                                          ------------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  1,115,386           836,712
  Items not requiring (providing) cash or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         278,939           274,887
    Amortization of deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . .          43,833            37,935
    Venture partner's share of venture's operations. . . . . . . . . . . . . . . . . .         584,509           461,264
  Changes in:
    Rents and other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,202           (43,803)
    Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (16,682)          (11,879)
    Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (153,864)         (133,281)
    Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (202,574)            --
    Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,165          (216,664)
    Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,327)           (2,106)
    Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,308             --
    Accrued real estate taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         142,330           145,441
    Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,250)            1,958
                                                                                          ------------       -----------
          Net cash provided by operating activities. . . . . . . . . . . . . . . . . .       1,867,975         1,350,464
                                                                                          ------------       -----------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments. . . . . . . . . . . . . . . . . . .       1,959,761        (1,590,719)
  Additions to investment properties . . . . . . . . . . . . . . . . . . . . . . . . .        (192,811)         (140,905)
  Payment of deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (6,874)            --
                                                                                          ------------       -----------
          Net cash provided by (used in) investing activities. . . . . . . . . . . . .       1,760,076        (1,731,624)
                                                                                          ------------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        (279,214)         (252,748)
  Distributions to limited partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --             (500,125)
  Distributions to general partners. . . . . . . . . . . . . . . . . . . . . . . . . .           --              (88,257)
                                                                                          ------------       -----------
          Net cash used in financing activities. . . . . . . . . . . . . . . . . . . .        (279,214)         (841,130)
                                                                                          ------------       -----------


                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                              1995               1994
                                                                                          ------------       -----------

          Net increase (decrease) in cash and cash equivalents . . . . . . . . . . . .       3,348,837        (1,222,290)
          Cash and cash equivalents, beginning of year . . . . . . . . . . . . . . . .       3,110,077         1,346,869
                                                                                          ------------       -----------
          Cash and cash equivalents, end of period . . . . . . . . . . . . . . . . . .    $  6,458,914           124,579
                                                                                          ============       ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest. . . . . . . . . . . . . . . . . . . . . .    $    262,928           289,394
                                                                                          ============       ===========
  Non-cash investing and financing activities. . . . . . . . . . . . . . . . . . . . .    $      --                --
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

                            SEPTEMBER 30, 1995 AND 1994

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

Such adjustments are not recorded on the records of the Partnership. The net effect of these items is summarized as follows for the nine months ended September 30:

                                    1995                        1994
                         -----------------------    ------------------------
                        GAAP BASIS     TAX BASIS     GAAP BASIS    TAX BASIS
                        ----------     ---------     ----------    ---------

Net earnings . . . . .  $1,115,386       965,714        836,712      749,441
Net earnings
 per limited
 partnership
 interest. . . . . . .  $    54.64         48.27          40.99        36.71
                        ==========      ========        =======      =======

     The net earnings per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (20,005). Deficit partners' capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The Partnership records investments held in U.S. Government obliga-tions at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,349,076 and $3,049,976 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.



                         JMB INCOME PROPERTIES, LTD. - IV
                              (A LIMITED PARTNERSHIP)
                             AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED


(2)  INVESTMENT PROPERTIES

     The Partnership initially acquired, either directly or through joint ventures, three shopping centers and three office buildings, five of which properties have been sold as of September 30, 1995. The remaining property owned at September 30, 1995, the Parkway City Mall shopping center, is in operation.


(3)  VENTURE AGREEMENT - HUNTSVILLE

     Huntsville discontinued its distributions of cash flow to its venture partners effective with the first quarter of 1993 to preserve working capital, a portion of which was used for a limited renovation of the shopping center (completed in December 1993) and for tenant allowances and capital expenditures. The Partnership and its consolidated venture have currently budgeted approximately $238,000 (substantially all of which has been incurred as of the date of this report) in 1995 for tenant improvements and capital expenditures at the Parkway City Mall. Additionally, as occupancy of the property is 87% at September 30, 1995, significant leasing costs are expected to continue to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property.


(4)   TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1995, and for the nine months ended September 30, 1995 and 1994, are as follows:

                                                                     Unpaid at
                                                                   September 30,
                                          1995          1994           1995
                                        --------      -------      -------------
Property management fees . . . . .      $148,931      138,184           1,445
Insurance commissions. . . . . . .         9,977        9,678            --
Reimbursement (at cost) for
  out-of-pocket expenses . . . . .           742          528            --
                                        --------      -------          ------

                                        $159,650      148,390           1,445
                                        ========      =======          ======

     All amounts payable to the General Partners and their affiliates do not bear interest and are expected to be paid in future periods.

     The Managing General Partner of the Partnership has determined to use independent third parties to perform certain administrative services beginning in the fourth quarter of 1995. Use of such third parties is not expected to have a material effect on the operations of the Partnership.


(5)   ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995 and for the three and nine months ended September 30, 1995 and 1994.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this report.

     At September 30, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,459,000. Such funds are available for tenant costs and improvements and other capital expenditures (as discussed below), distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted approximately $238,000 (substantially all of which has been incurred as of the date of this report) in 1995 for tenant improvements and other capital expenditures at the Parkway City Mall (as discussed below and in Note 3). The Partnership's share of such items is currently budgeted to be approximately $167,000. Actual amounts expended in 1995 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership has suspended all operating cash flow distributions to the partners. However, the Partnership paid a distribution of $500,125 ($25.00 per Interest) to the Limited Partners in February 1994 from the proceeds of the 1992 sale of Holly Hill Mall. The General Partners' share of the above distribution was $88,257. The ultimate source of capital for long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's remaining shopping center investment property and from the sale of such investment. The Partnership believes it has sufficient cash reserves to meet its short-term liquidity needs. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership's and its venture's mortgage obligation is non-recourse; therefore, the Partnership and its venture are not obligated to pay mortgage indebtedness unless the related property produces sufficient net cash flow from operations or sale.

     Occupancy at the Parkway City Mall increased to 87% at September 30, 1995, from 84% at December 31, 1994. Additionally, a tenant which vacated 9,000 square feet of space in January 1990 continued to pay rent under the terms of its lease which expired in February 1995. In addition, approximately 30,000 square feet (7% of the building) is occupied by tenants under short-term leases. Huntsville discontinued its distributions from operations effective with the first quarter of 1993 to preserve working capital, and for certain tenant allowances and capital expenditures. The Partnership is examining a new leasing program at the Parkway City Mall to strengthen the center's position in its marketplace. As a result, significant leasing costs and incentives will continue to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property which, when incurred, will adversely impact the property cash flow. Reference is made to Note 3.

     Huntsville continues to market the Parkway City Mall shopping center for sale. Parkway City Mall is one of two malls serving the Huntsville metropolitan area. Another shopping center developer had announced plans for a proposed third mall for the Huntsville area. Recently, the developer announced that several department stores have committed to either enter the Huntsville market or open an additional store at the third mall. If built, this third mall will likely significantly impact the market share of Parkway City Mall. The Partnership is examining other alternative plans, including potential financing options, to allow the property to effectively compete with the third mall, should it be built. Although it is not certain that the third mall will be developed, the increased likelihood of the development of the third mall continues to have substantial adverse effects on the Partnership's ability to market the property for sale and lease. Consequently, if such sale were to occur today, it is likely that the property's market value would be substantially lower than was previously projected by the Partnership.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate asset to attract and retain tenants. Net effective rents to the landlord from renewal tenants are much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of its remaining property. As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. By conserving working capital, the Partnership will be in a better position to meet its future needs since outside sources of capital may be limited. Due to these factors, the Partnership has held its remaining property longer than originally anticipated in an effort to maximize the return to the Limited Partners. After reviewing the remaining property and its competitive marketplace, the General Partners of the Partnership expect to be able to liquidate the remaining asset as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than 1999 (sooner if the property is sold in the nearer term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents and the corresponding decrease in short-term investments at September 30, 1995 as compared to December 31, 1994 is primarily due to approximately $6,349,000 of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at September 30, 1995 whereas approximately $3,050,000 of such U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The increase in rents and other receivables at September 30, 1995 as compared to December 31, 1994 and the increases in rental income and venture partner's share of venture's operations for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 are primarily due to rents being accrued ratably over the terms of the leases rather than as paid at the Parkway City Mall. Reference is made to the property specific discussion above.

     The increase in prepaid expenses at September 30, 1995 as compared to December 31, 1994 is primarily due to the timing of payment of insurance premiums at the Parkway City Mall.

     The increases in escrow deposits and accrued real estate taxes at September 30, 1995 as compared to December 31, 1994 are the result of the escrowing of real estate taxes which are payable during the fourth quarter of the year at the Parkway City Mall.

     The increase in unearned rents at September 30, 1995 as compared to December 31, 1994 is primarily due to the prepayment of one month's rent by an anchor tenant at the Parkway City Mall.

     The increase in venture partner's equity in venture at September 30, 1995 as compared to December 31, 1994 is attributable primarily to the increase in cash and short-term investments resulting from the suspension of distributions of cash flow from the Huntsville venture in order to preserve working capital for tenant improvements and capital expenditures as previously discussed. Reference is also made to Note 3.

     The increase in interest income for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 is primarily a result of greater average balances invested in short-term investments and an increase in the interest rates earned on U.S. Government obligations during 1995.

     The increase in property operating expense for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 is primarily due to an increase in salary expense of approximately $105,000, partially offset by a corresponding decrease in security expense of approximately $35,000, due to the addition of an operations supervisor in the third quarter of 1994 and the hiring of in-house security personnel in 1995 resulting from the termination of an outside security contract and an increase in market research expense of approximately $24,000 (all of which are partially recoverable from tenants) at Parkway City Mall.



PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                          OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                            1994                                     1995
                                             -------------------------------------        ------------------------------
                                           At          At          At          At       At        At       At        At
                                          3/31        6/30        9/30       12/31     3/31      6/30     9/30     12/31
                                          ----        ----        ----       -----     ----      ----    -----     -----
1. Parkway City Mall
    Huntsville, Alabama. . . . . .      84%(1)      84%(1)      84%(1)      84%(1)      85%       87%      87%

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


                   JMB INCOME PROPERTIES, LTD. - IV

                   BY:    JMB Realty Corporation
                          (Managing General Partner)




                          By:    GAILEN J. HULL
                                 Gailen J. Hull, Senior Vice President
                          Date:  November 9, 1995


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                                 GAILEN J. HULL
                                 Gailen J. Hull, Principal Accounting Officer
                          Date:  November 9, 1995