Form 10-K
period 1995-12-31
JMB INCOME PROPERTIES LTD IV
filed 1996-03-26
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1995                     Commission file number 0-8469



                     JMB INCOME PROPERTIES, LTD. - IV
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


                  Illinois                      36-2857658
          (State of organization)    (I.R.S. Employer Identification No.)


   900 N. Michigan Ave.,  Chicago, Illinois          60611
   (Address of principal executive office)         (Zip Code)


Registrant's telephone number, including area code 312-915-1987


Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
Title of each class                           which registered
-------------------                         -------------------------
        None                                             None


Securities registered pursuant to Section 12(g) of the Act:

                       LIMITED PARTNERSHIP INTERESTS
                             (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K X

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None




                             TABLE OF CONTENTS



                                                            Page
                                                            ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests
             and Related Security Holder Matters. . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  14

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .  34


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  34

Item 11.     Executive Compensation . . . . . . . . . . . .  37

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  38

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  39

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  39



SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  40











                                     i



                                  PART I

ITEM 1.  BUSINESS

     All references to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report.

     The registrant, JMB Income Properties, Ltd.-IV (the "Partnership"), is a limited partnership formed in early 1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial real property. The Partnership sold $20,000,000 in Limited Partnership interests (the "Interests") to the public commencing on July 26, 1976 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-55624). A total of 20,000 Interests were sold to the public at $1,000 per Interest. The offering closed September 24, 1976. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture interests. The Partnership has one remaining real property investment located in Huntsville, Alabama. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the marketplace in which the portfolio operates and real estate markets in general are in a recovery mode. The Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring unforeseen economic developments. (Reference is also made to Note 1.)

     The Partnership has made the real property investments set forth in the following table:



                                                        SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1995,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
    AND LOCATION (e)             SIZE       PURCHASE  CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP
----------------------        ----------    --------  ----------------------        ---------------------
1. Wall Towers Office
    Complex
    office buildings
    Midland, Texas. . .        190,000      11-14-77          4-3-91                fee ownership of land
                                sq.ft.                                              and improvements
2. Parkway City Mall
    shopping center
    Huntsville,
    Alabama . . . . . .        415,000       2-27-76            20%                 fee ownership of land
                                sq.ft.                                              and improvements
                                g.l.a.                                              (through joint venture
                                                                                    partnership) (b)(c)(f)
3. Holly Hill Mall
    shopping center
    Burlington, North
    Carolina. . . . . .        395,000       8-20-76          12-1-92               fee ownership of land
                                sq.ft.                                              and improvements (d)
                                g.l.a.
4. Northgate Mall
    shopping center
    Chattanooga,
    Tennessee . . . . .        353,000      10-11-76           1-4-83               fee ownership of
                                sq.ft.                                              improvements and
                                g.l.a.                                              ground leasehold
                                                                                    interest in land
                                                                                    (through joint venture
                                                                                    partnership)
5. Three Penn Center Plaza
    office building
    Philadelphia,
    Pennsylvania. . . .        498,000       6-30-77           1-1-84               fee ownership of land
                                sq.ft.                                              and improvements
                                g.l.a.                                              (through joint venture
                                                                                    partnership)
6. Mid-America Plaza
    office buildings
    Omaha, Nebraska . .        189,000       6-16-78         12-18-86               fee ownership of land
                                sq.ft.                                              and improvements

-----------------------

  (a) The computation of this percentage for properties held at December 31, 1995 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b) Reference is made to Note 4 and to Schedule III filed with this annual report for the current outstanding principal balances and a description of the long-term mortgage indebtedness secured by this real property investment.

  (c) Reference is made to Note 3 for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) This property has been sold. Reference is made to Note 6 for a description of the sale of this real property investment.

  (e) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (f) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.



     The Partnership's remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants if significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1995 is adequately insured.

     Reference is made to Note 7 for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1995.

     The Partnership has no employees other than personnel performing on-site duties at the Partnership's remaining investment property, none of whom are officers or directors of the Managing General Partner of the Partnership.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.



ITEM 2.  PROPERTY

     The Partnership owns, through a joint venture partnership, the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal year 1995 and 1994 for the Partnership's investment property owned during 1995:



                                                               1994                       1995
                                                     -------------------------  -------------------------
                                                       At    At     At     At     At     At     At    At
                                 Principal Business   3/31  6/30   9/30  12/31   3/31   6/30   9/30 12/31
                                 ------------------   ----  ----   ----  -----   ----   ----  ----- -----
1. Parkway City Mall
    Huntsville,                                        (1)   (1)    (1)    (1)
    Alabama . . . . . . . . .    Retail                84%   84%    84%    84%    85%    87%    87%   86%

-------------

        (1)    The percentage represents physical occupancy.  Super-X (9,000 square feet or 2% of the building)
vacated its space in January 1990 and continued to pay rent pursuant to its lease obligation which expired in
February 1995.





     Reference is made to Item 6, Item 7 and to Note 7 for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1994 and 1995.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1995, there were 1,694 record holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Limited Partners.






ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                 DECEMBER 31, 1995, 1994, 1993, 1992 AND 1991
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1995           1994          1993          1992          1991
                             -----------    -----------   -----------   ------------  ------------
Total income. . . . . . . .  $ 4,663,663      3,908,841     4,040,273      6,150,469     7,368,469
                             ===========    ===========   ===========   ============  ============
Operating earnings. . . . .  $ 2,340,936      1,683,023     1,724,773      1,484,148     1,639,061
Venture partner's
 share of venture
 operations . . . . . . . .     (787,493)      (560,434)     (439,451)      (594,314)     (514,624)
                             -----------    -----------   -----------   ------------  ------------
    Net operating
      earnings. . . . . . .    1,553,443      1,122,589     1,285,322        889,834     1,124,437
Gain (loss) on sale
 of investment
 properties . . . . . . . .        --             --            --         6,495,164    (2,379,085)
                             -----------    -----------   -----------   ------------  ------------
    Net earnings
     (loss) before
     extraordinary
     item . . . . . . . . .    1,553,443      1,122,589     1,285,322      7,384,998    (1,254,648)
Extraordinary item. . . . .        --             --            --             --        4,449,842
                             -----------    -----------   -----------   ------------  ------------
    Net earnings. . . . . .    $ 1,553,443    1,122,589     1,285,322      7,384,998     3,195,194
                             ===========    ===========   ===========   ============  ============
Net earnings (loss)
 per limited partner-
 ship interest (b):
  Net operating
   earnings . . . . . . . .  $     76.10          54.99         62.97          43.59         55.08
  Gain (loss) on
   sale of investment
   properties . . . . . . .        --             --            --            309.71       (117.74)
  Extraordinary item. . . .        --             --            --             --           216.53
                             -----------    -----------   -----------   ------------  ------------
    Net earnings
     per Interest . . . . .  $     76.10          54.99         62.97         353.30        153.87
                             ===========    ===========   ===========   ============  ============
Total assets. . . . . . . .  $13,090,076     11,147,874    10,631,311     10,509,525    14,405,210
Long-term debt. . . . . . .  $ 2,834,574      3,251,069     3,628,086      3,969,366     8,456,634
Cash distributions
 per Interest (c) . . . . .  $     --             25.00         55.00          --            20.00
                             ===========    ===========   ===========   ============  ============

______________

       (a)     The above selected financial data should be read in conjunction with the consolidated financial statements  and related notes appearing elsewhere in this annual report.

       (b)     The net earnings (loss) per Interest is based upon the number of Interests outstanding at the end of each period (20,005).

       (c)     Cash distributions from the Partnership are generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (or loss) of the Partnership without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.




SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1995



Property
--------

Parkway City Mall   a)   The gross leasable area ("GLA") occupancy rate
                         and average base rent per square foot as of
                         December 31, for each of the last five years
                         were as follows:

                                                      GLA             Avg. Base Rent Per
                          December 31,           Occupancy Rate       Square Foot (1)
                          ------------           --------------       ------------------

                                1991. . . . . .       86%                  $6.80
                                1992. . . . . .       86%                   6.94
                                1993. . . . . .       83%                   6.96
                                1994. . . . . .       84%                   6.65
                                1995. . . . . .       86%                   7.50

                                (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                  Base Rent  Scheduled Lease Lease
                    b)     Significant Tenants       Square Feet  Per Annum  Expiration Date Renewal Option
                           -------------------       -----------  ---------  --------------- --------------
                           Montgomery Ward &         74,800       $ 79,900   8/31/04         None
                           Company
                           (Department Store)

                           McRae's                   75,000         91,000   1/31/00         Three 5-year
                           (Department Store)                                                terms

                           Parisian's                76,900        450,000   2/28/01         Two 5-year
                           (Department Store)                                                terms


                    c) The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Parkway City Mall:

                                                                               Annualized        Percent of
                                             Number of        Approx. Total    Base Rent         Total 1995
                           Year Ending       Expiring         GLA of Expiring  of Expiring       Base Rent
                           December 31,      Leases (1)       Leases (1)       Leases            Expiring
                           ------------      -------------    ---------------  -----------       -----------
                           1996               12               38,500           535,000            20.0
                           1997                7               11,900           227,000             8.5
                           1998                1                6,400            76,000             2.8
                           1999                5                6,300           150,000             5.6
                           2000                4                6,300           114,000             4.3
                           2001                3               80,800           528,000            19.8
                           2002                4               30,300           334,000            12.5
                           2003                1                2,000            34,000             1.3
                           2004                4               94,900           355,000            13.3
                           2005                2                6,400            96,000             3.6

                           (1)  Excludes leases that expire in 1996 for which renewal leases or leases with replacement tenants have been executed as of March 15, 1996.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On July 26, 1976, the Partnership commenced an offering of $20,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. All Interests were subscribed and issued between July 26, 1976 and September 24, 1976 pursuant to the public offering from which the Partnership received gross proceeds of $20,000,000. After deducting selling expenses and other offering costs, the Partnership had approximately $17,996,000 with which to make investments in commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1995, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,822,000. Such funds are available for tenant costs and improvements and other capital expenditures (as discussed below), distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1996 approximately $97,000 for tenant improvements and other capital expenditures at the Parkway City Mall (as discussed below and in Note 3). The Partnership's share of such items is currently budgeted to be approximately $68,000. Actual amounts expended in 1996 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The Partnership has suspended all operating cash flow distributions to the partners. The ultimate source of capital for long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's remaining shopping center investment property and from the sale of such investment. The Partnership believes it has sufficient cash reserves to meet its short-term liquidity needs. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership's and its venture's mortgage obligation is a separate non-recourse loan secured by the investment property and is not an obligation of the Partnership, and the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     Occupancy at the Parkway City Mall increased to 86% at December 31, 1995, from 84% at December 31, 1994. Additionally, a tenant which vacated 9,000 square feet of space in January 1990 continued to pay rent under the terms of its lease which expired in February 1995. In addition, approximately 34,000 square feet (8% of the building) is occupied by tenants under short-term leases. Huntsville Mall Associates ("Huntsville") of which the Partnership is a general partner, discontinued its distributions from operations effective with the first quarter of 1993 to preserve working capital, and for certain tenant allowances and capital expenditures. The Partnership is examining a new leasing program at the Parkway City Mall to strengthen the center's position in its marketplace. As a result, significant leasing costs and incentives will continue to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property which, when incurred, will adversely impact the property cash flow. Reference is made to Note 3.

     Parkway City Mall is one of two malls serving the Huntsville metropolitan area. Another shopping center developer had announced plans for a proposed third mall for the Huntsville area. Recently, the developer announced that several department stores have committed to either enter the Huntsville market or open an additional store at the third mall. If built, this third mall will likely significantly impact the market share of Parkway City Mall. The Partnership is examining other alternative plans, including potential financing options, to allow the property to effectively compete with the third mall, should it be built. Although it is not certain that the third mall will be developed, the increased likelihood of the development of the third mall continues to have substantial adverse effects on the Partnership's ability to market the Parkway City Mall for sale and lease in its present condition. Although Huntsville has marketed the Parkway City Mall shopping center for sale in recent years, the property is no longer being actively marketed for sale pending Huntsville's efforts to reposition the center in its market. Upon completion of the repositioning/re-leasing program, Huntsville intends to actively market the property for sale, however, there can be no assurance that such sale will occur upon completion of the program.

     While the real estate markets are recuperating, highly competitive market conditions continue to exist in most locations. The Partnership's approach has been to aggressively and creatively manage the Partnership's real estate asset to attract and retain tenants. Net effective rents to the landlord from renewal tenants are generally much more favorable than lease terms which can be negotiated with new tenants. However, the Partnership's capital resources must also be preserved and allocated in such a manner as to maximize the total value of its remaining property.

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow when it is determined that distributions to the Partners will recommence. By conserving working capital, the Partnership will be in a better position to meet the future needs of the property. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing Parkway City Mall and the marketplace in which it operates, the General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment property as quickly as practicable. Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at December 31, 1995 as compared to December 31, 1994 is primarily due to the operating cash flow of the Partnership during 1995. The decrease in short-term investments at December 31, 1995 as compared to December 31, 1994 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 whereas approximately $3,050,000 of U.S. Government obligations were classified as cash equivalents at December 31, 1994. Reference is made to Note 1.

     The increase in rents and other receivables at December 31, 1995 as compared to December 31, 1994 is primarily due to unbilled recovery income in 1995.

     The balance in accrued rents receivable is attributable to rents being accrued ratably over the terms of the leases rather than as paid at the Parkway City Mall. Reference is made to Note 1.

     The increases in rental income and venture partner's share of venture's operations in 1995 as compared to 1994 is primarily due to an increase in occupancy, an increase in temporary tenant and overage rent revenues, and rents being accrued ratably over the terms of the leases rather than as paid at the Parkway City Mall. The decrease in rental income in 1994 as compared to 1993 is primarily attributable to a decrease in rents based on percentages of tenants sales volumes for certain tenants due to amended lease terms at Parkway City Mall. Reference is made to the property specific discussion above.

     The increase in interest income for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and December 31, 1993 is primarily a result of greater average balances invested in short-term investments during 1995. Interest income decreased in 1994 as compared to 1993 primarily as a result of the prepayment in December 1993 of the promissory note received in connection with the sale of the Holly Hill Mall. Reference is made to Note 6 for a description of this sale.

     The increase in property operating expense for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and December 31, 1993 is primarily due to an increase in salary expense of approximately $133,000, partially offset by a corresponding decrease in security expense of approximately $54,000, due to the addition of an operations supervisor in the third quarter of 1994 and the hiring of in-house security personnel in 1995 resulting from the termination of an outside security contract, and an increase in advertising and market research expense of approximately $45,000 (all of which are partially recoverable from tenants) at the Parkway City Mall.

     The increase in venture partner's equity in venture at December 31, 1995 as compared to December 31, 1994 is attributable primarily to the increase in cash resulting from the suspension of distributions of cash flow from the Huntsville venture in order to preserve working capital for tenant improvements and capital expenditures as previously discussed. Venture partner's share of venture's operations increased in 1994 as compared to 1993 primarily as a result of a decrease in the Partnership's operating earnings allocation for the Huntsville venture relative to its joint venture partner. Reference is made to Note 3.

     Distributions to limited and general partners in 1994 and 1993 represented distributions of a portion of the proceeds from the December 1992 sale of the Holly Hill Mall shopping center. Reference is made to
Note 6.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would generally be offset by amounts recovered from tenants as many of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, substantially all of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.




ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     JMB INCOME PROPERTIES, LTD. - IV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1995 and 1994

Consolidated Statements of Operations, years ended December 31,
  1995, 1994 and 1993

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1995, 1994 and 1993

Consolidated Statements of Cash Flows, years ended December 31,
  1995, 1994 and 1993

Notes to Consolidated Financial Statements

                                                            Schedule
                                                            --------

     Consolidated Real Estate and Accumulated Depreciation. . . .III


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.























                       INDEPENDENT AUDITORS' REPORT



The Partners
JMB INCOME PROPERTIES, LTD. - IV:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - IV (a limited partnership) and consolidated venture as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners of the Partnership, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IV and consolidated venture at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 15, 1996



                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1995 AND 1994

                                                    ASSETS
                                                    ------
                                                                               1995             1994
                                                                           ------------     ------------
Current assets:
  Cash and cash equivalents (note 1). . . . . . . . . . . . . . . . . .    $  6,822,336        3,110,077
  Short-term investments (note 1) . . . . . . . . . . . . . . . . . . .           --           1,959,761
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .         379,877          286,395
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          27,086           26,291
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          18,880           18,381
                                                                           ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       7,248,179        5,400,905
                                                                           ------------     ------------
Investment property, at cost (notes 2 and 3) - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         429,000          429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .      15,978,029       15,713,486
                                                                           ------------     ------------
                                                                             16,407,029       16,142,486
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .      10,916,302       10,548,112
                                                                           ------------     ------------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . .         5,490,727        5,594,374

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .         100,616          152,595
Accrued rents receivable (note 1) . . . . . . . . . . . . . . . . . . .         250,554            --
                                                                           ------------     ------------
                                                                           $ 13,090,076       11,147,874
                                                                           ============     ============



                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                               1995             1994
                                                                           ------------     ------------
Current liabilities:
  Current portion of long-term debt (notes 2 and 4) . . . . . . . . . .    $    416,495          377,017
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          16,349           36,443
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          16,066           19,208
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          45,681           43,412
                                                                           ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .         494,591          476,080

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          18,845           19,595
Other long-term liabilities (note 3). . . . . . . . . . . . . . . . . .         820,107          820,107
Long-term debt, less current portion (notes 2 and 4). . . . . . . . . .       2,834,574        3,251,069
                                                                           ------------     ------------
Commitments and contingencies (notes 4 and 7)

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       4,168,117        4,566,851

Venture partner's equity in venture (note 3). . . . . . . . . . . . . .       1,576,047          788,554
Partners' capital accounts (deficits) (note 5):
  General partners:
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .       2,328,570        2,297,501
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (3,375,428)      (3,375,428)
                                                                           ------------     ------------
                                                                             (1,046,858)      (1,077,927)
                                                                           ------------     ------------
  Limited partners (20,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . . .      17,996,292       17,996,292
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .      38,777,119       37,254,745
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .     (48,380,641)     (48,380,641)
                                                                           ------------     ------------
                                                                              8,392,770        6,870,396
                                                                           ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .       7,345,912        5,792,469
                                                                           ------------     ------------

                                                                           $ 13,090,076       11,147,874
                                                                           ============     ============

                         See accompanying notes to consolidated financial statements.


                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995            1994              1993
                                                          -----------     ------------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .     $ 4,348,517        3,740,275        3,858,649
  Interest income . . . . . . . . . . . . . . . . . .         315,146          168,566          181,624
                                                          -----------     ------------      -----------
                                                            4,663,663        3,908,841        4,040,273
                                                          -----------     ------------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         342,698          378,732          414,722
  Depreciation. . . . . . . . . . . . . . . . . . . .         368,190          366,515          349,635
  Property operating expenses . . . . . . . . . . . .       1,457,195        1,327,022        1,380,863
  Professional services . . . . . . . . . . . . . . .          49,400           54,019           67,147
  Amortization of deferred expenses . . . . . . . . .          58,831           56,546           53,916
  General and administrative. . . . . . . . . . . . .          46,413           42,984           49,217
                                                          -----------     ------------      -----------
                                                            2,322,727        2,225,818        2,315,500
                                                          -----------     ------------      -----------
        Operating earnings. . . . . . . . . . . . . .       2,340,936        1,683,023        1,724,773
Venture partner's share of
  venture operations (note 3) . . . . . . . . . . . .        (787,493)        (560,434)        (439,451)
                                                          -----------     ------------      -----------

        Net earnings. . . . . . . . . . . . . . . . .     $ 1,553,443        1,122,589        1,285,322
                                                          ===========     ============      ===========
        Net earnings per limited
         partnership interest (note 1). . . . . . . .     $     76.10            54.99            62.97
                                                          ===========     ============      ===========








                         See accompanying notes to consolidated financial statements.


                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                                                     NET OF
                            NET          CASH                       OFFERING       NET         CASH
                          EARNINGS   DISTRIBUTIONS     TOTAL         COSTS       EARNINGS  DISTRIBUTIONS    TOTAL
                         ----------  -------------  -----------   -----------   ---------- -------------  ----------
Balance (deficits)
 December 31,
 1992 . . . . . . . . .  $2,249,343    (3,093,005)    (843,662)    17,996,292   34,894,992  (46,780,241)  6,111,043
Net earnings
 (note 5) . . . . . . .      25,706         --          25,706          --       1,259,616        --      1,259,616
Cash distributions
 ($55.00 per limited
  partnership
  interest) . . . . . .       --         (194,166)    (194,166)         --           --      (1,100,275) (1,100,275)
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------
Balance (deficits)
 December 31,
 1993 . . . . . . . . .   2,275,049    (3,287,171)  (1,012,122)    17,996,292   36,154,608  (47,880,516)  6,270,384

Net earnings
 (note 5) . . . . . . .      22,452         --          22,452         --        1,100,137        --      1,100,137
Cash distributions
 ($25.00 per limited
  partnership
  interest) . . . . . .       --          (88,257)     (88,257)        --            --        (500,125)   (500,125)
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------


                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                                                     NET OF
                            NET          CASH                       OFFERING       NET         CASH
                          EARNINGS   DISTRIBUTIONS     TOTAL         COSTS       EARNINGS  DISTRIBUTIONS     TOTAL
                         ----------  -------------  -----------   -----------   ---------- -------------  ----------
Balance (deficits)
 December 31,
 1994 . . . . . . . . .  $2,297,501    (3,375,428)  (1,077,927)    17,996,292   37,254,745  (48,380,641)  6,870,396

Net earnings
 (note 5) . . . . . . .      31,069         --          31,069         --        1,522,374        --      1,522,374
Cash distributions. . .       --            --           --            --            --           --          --
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------
Balance (deficits)
 December 31,
 1995 . . . . . . . . .  $2,328,570    (3,375,428)  (1,046,858)    17,996,292   38,777,119  (48,380,641)  8,392,770
                         ==========   ===========  ===========    ===========   ==========  ===========  ==========




















                            See accompanying notes to consolidated financial statements.


                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                              1995            1994               1993
                                                          -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .     $ 1,553,443        1,122,589         1,285,322
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .         368,190          366,515           349,635
    Amortization of deferred expenses . . . . . . . .          58,831           56,546            53,916
    Venture partner's share of venture operations . .         787,493          560,434           439,451
    Accrued rents receivable. . . . . . . . . . . . .        (250,554)           --                --
  Changes in:
    Rents and other receivables . . . . . . . . . . .         (93,482)          21,868           (11,964)
    Prepaid expenses. . . . . . . . . . . . . . . . .            (795)           3,896            33,840
    Escrow deposits . . . . . . . . . . . . . . . . .            (499)           3,704            (4,507)
    Accounts payable. . . . . . . . . . . . . . . . .         (20,094)        (237,162)          217,651
    Accrued interest. . . . . . . . . . . . . . . . .          (3,142)          (2,844)           (1,716)
    Unearned rents. . . . . . . . . . . . . . . . . .           2,269            --                --
    Tenant security deposits. . . . . . . . . . . . .            (750)           3,208            (4,219)
                                                          -----------      -----------       -----------
          Net cash provided by operating activities .       2,400,910        1,898,754         2,357,409
                                                          -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . . .       1,959,761          941,085        (2,299,491)
  Additions to investment properties  . . . . . . . .        (264,543)        (139,078)       (1,243,127)
  Collection of mortgage note receivable (note 6) . .           --               --            1,250,000
  Payment of deferred expenses. . . . . . . . . . . .          (6,852)          (7,891)          (10,007)
                                                          -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .       1,688,366          794,116        (2,302,625)
                                                          -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .        (377,017)        (341,280)         (308,931)
  Distributions to venture partners . . . . . . . . .           --               --             (207,405)
  Distributions to limited partners . . . . . . . . .           --            (500,125)       (1,100,275)
  Distributions to general partners . . . . . . . . .           --             (88,257)         (194,166)
                                                          -----------      -----------       -----------
          Net cash used in financing activities . . .        (377,017)        (929,662)       (1,810,777)
                                                          -----------      -----------       -----------


                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                              1995            1994               1993
                                                          -----------      -----------       -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .       3,712,259        1,763,208        (1,755,993)
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       3,110,077        1,346,869         3,102,862
                                                          -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .     $ 6,822,336        3,110,077         1,346,869
                                                          ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and other interest . . . . .     $   345,840          381,576           416,438
                                                          ===========      ===========       ===========
  Non-cash investing and financing activities . . . .     $     --               --                --
                                                          ===========      ===========       ===========























                            See accompanying notes to consolidated financial statements.


                     JMB INCOME PROPERTIES, LTD. - IV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1995, 1994 AND 1993




(1)  OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through a joint venture) an ownership in a shopping center in Huntsville, Alabama. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999. The accompanying consolidated financial statements include the accounts of the Partnership and its venture, Huntsville Mall Associates ("Huntsville") (note 3). The effect of all transactions between the Partnership and its venture has been eliminated.

     The Partnership's records are maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above. Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1995 and 1994 is summarized as follows:





                                                     1995                               1994
                                                    -------------------------------------------------------------
                                                           TAX BASIS
                                         GAAP BASIS       (Unaudited)       GAAP BASIS        TAX BASIS
                                        ------------      -----------      ------------      -----------
Total assets. . . . . . . . . . . .      $13,090,076        7,040,870       11,147,874        5,621,871
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .       (1,046,858)         (32,882)      (1,077,927)         (61,262)
  Limited partners. . . . . . . . .        8,392,770        7,078,320        6,870,396        5,687,702
Net earnings
 (note 5):
  General partners. . . . . . . . .           31,069           28,380           22,452           22,777
  Limited partners. . . . . . . . .        1,522,374        1,390,618        1,100,137        1,133,851
Net earnings
 per limited
 partnership
 interest . . . . . . . . . . . . .            76.10            69.51            54.99            56.68
                                        ============      ===========      ===========       ==========



     The net earnings per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (20,005). Deficit partners' capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Partnership records investments held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($6,481,490 and $3,049,976 at December 31, 1995 and 1994, respectively) as cash equivalents, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consist of leasing fees which are amortized over the term of the related leases using the straight-line method.

     Although periodic interest on the Partnership's promissory note received in connection with the Holly Hill Mall sale (see note 6) was scheduled to increase over the term of the note, the Partnership had accrued interest income for the full term of the note on a straight-line basis.

     Although certain leases of the Partnership provide for tenant occupancy during periods for which no rent is due and/or increases in minimum lease payments over the term of the lease, the Partnership accrues rental income for the full period of occupancy on a straight-line basis. Such amounts are reflected in accrued rents receivable in the accompanying balance sheets.

     Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments", requires all entities to disclose the SFAS 107 value of all financial assets and liabilities for which it is practicable to estimate. Value is defined in the Statement as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes the carrying amount of its financial instruments classified as current assets and liabilities (excluding current portion of long-term debt) approximates SFAS 107 value due to the relatively short maturity of these instruments. There is no quoted market value available for any of the Partnership's other instruments. The debt, with a carrying balance of $3,251,069, has been calculated to have an SFAS 107 value of $3,471,664 by discounting the scheduled loan payments to maturity. Due to restrictions on transferability and prepayment and other property specific competitive conditions, the Partnership would be unable to refinance these properties to obtain such calculated debt amounts reported. (See note 4.) Other long-term liabilities, as described in Note 3, represents non-interest bearing loans payable to the venture partner. Such loans are to be repaid upon sale of the property. Since the date of sale is not determinable at December 31, 1995, no estimate of the fair value is practicable. The Partnership has no other significant financial instruments.

     No provision for state or Federal income taxes has been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.


(2)  INVESTMENT PROPERTIES

     The Partnership initially acquired, either directly or through joint ventures (note 3), three shopping centers and three office buildings, five of which properties have been sold as of December 31, 1995. The remaining property owned at December 31, 1995, the Parkway City Mall shopping center, is in operation. The cost of the investment property represents the total cost to the Partnership or its venture, including miscellaneous acquisition costs.

     Depreciation on the properties during the period of ownership has been provided over the estimated useful lives of the various components as follows:
                                                                YEARS
                                                                -----

          Buildings and improvements -- straight-line . . . .    5-30
                                                                 ====

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

     Under the Partnership's current impairment policy, provisions for value impairment are recorded with respect to investment properties pursuant to Statement of Financial Accounting Standards No. 121 ("SFAS 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". Therefore, the Partnership does not anticipate any effect on its consolidated financial statements upon full adoption of SFAS 121 as required in the first quarter of 1996.

     The remaining investment property of the Partnership is pledged as security for the long-term debt, for which there is no recourse to the Partnership, as described in note 4.


(3)  VENTURE AGREEMENT - HUNTSVILLE

     The Partnership is a general partner in Huntsville. In 1976, Huntsville purchased a shopping center, the Parkway City Mall, in Huntsville, Alabama for $10,024,458. The Partnership has contributed approximately $3,450,000 to Huntsville through 1995.

     In 1979, the original venture partner sold its interest in Huntsville, for which the Partnership had the right of first refusal, to affiliates of the General Partners of the Partnership for $1,050,000 in cash.

     Net cash receipts (as defined) of Huntsville are distributed as follows: the first $83,455 is distributable to the Partnership; the next $343,750 is distributable $275,000 to the Partnership and $68,750 to the venture partner, and any remaining net cash receipts are distributable 60% to the Partnership and 40% to the venture partner. The Partnership received distributions of prior years' net cash receipts of approximately $311,000 in 1993 (see below). The Partnership has a preferred position (related to the Partnership's cash investment in Huntsville) with respect to distribution of sale or refinancing proceeds from Huntsville.

     In prior years, the venture partners made non-interest bearing loans (70% funded by the Partnership) to the venture to fund an expansion of the property and certain other improvements. The loans are to be repaid from net sales proceeds. Other long-term liabilities consist of the non-interest bearing loan payable to the venture partner.

     A major tenant at the Parkway City Mall shopping center reached an agreement to extend its lease for ten years, from September 1, 1994 through August 31, 2004. In consideration for such lease extension, Huntsville paid a $500,000 tenant allowance to this tenant in 1993 to remodel the interior and exterior of its store, such work having been completed in September 1993. In January 1994, another major tenant at the shopping center exercised its option to extend its lease for five years, from February 1, 1995 through January 31, 2000. Huntsville has discontinued its distributions effective with the first quarter of 1993 to preserve working capital, a portion of which was used for a limited renovation (completed in December 1993) of the shopping center and the above-mentioned tenant allowance. Additionally, as occupancy of the property is 86% at December 31, 1995, significant leasing costs are expected to be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property.

     Huntsville's operating profits (other than depreciation expense) are allocated to the Partnership (to a maximum of 80%) in relation to distributions of net cash receipts. Huntsville's operating losses are allocated to the Partnership to the extent of 80%. Net earnings of Huntsville in 1995, 1994 and 1993 were allocated 66%, 67% and 74%, respec-tively, to the Partnership.

     The Partnership entered into an agreement with an affiliate of the General Partners for the operation and management of the Parkway City Mall.

Such agreement provides for management fees equal to 5% of the property's gross receipts.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1995 and 1994:

                                           1995               1994
                                       -----------        -----------
10% mortgage note, fully
 amortized when due December
 2001, secured by the Parkway
 City Mall shopping center in
 Huntsville, Alabama; payable
 in monthly installments of
 $60,238, including interest. . . . .  $ 3,251,069          3,628,086
        Less current portion of
          long-term debt. . . . . . .      416,495            377,017
                                       -----------        -----------
          Total long-term debt. . . .  $ 2,834,574          3,251,069
                                       ===========        ===========

     Five-year maturities of long-term debt are summarized as follows:

                     1996 . . . . . . . . . .        $416,495
                     1997 . . . . . . . . . .         460,108
                     1998 . . . . . . . . . .         508,287
                     1999 . . . . . . . . . .         561,511
                     2000 . . . . . . . . . .         620,309
                                                     ========

(5)  PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations are allocated 98% to the Limited Partners and 2% to the General Partners. Profits from the sale or refinancing of investment properties are allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash distributions from such sale or refinancing paid to the General Partners. Losses from the sale or refinancing of investment properties are allocated 1% to the General Partners. The remaining profits and losses from a sale or refinancing are allocated to the Limited Partners. However, if at any time profits are realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners shall be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event.

     The General Partners are not required to make any capital contri-butions except under certain limited circumstances upon termination of the Partnership. Distributions of "cash flow" of the Partnership are allocated 90% to the Limited Partners and 10% to the General Partners (of which 5% constitutes a management fee to the Managing General Partner for services in managing the Partnership). However, such management fees and a portion of such distributions to the General Partners were subordinated to the Limited Partners' receipt of a stipulated return on capital.

     After the Limited Partners' receipt of their contributed capital plus a stipulated return thereon (which had been received as of December 31, 1985) distributions of proceeds arising from the sale or refinancing of investment properties are allocated 85% to the Limited Partners and 15% to the General Partners. In addition, the General Partners are entitled to receive distributions in an amount up to 3/4 of 1% of the selling price of a property in the event of a sale.

(6)  SALE OF INVESTMENT PROPERTY

     Holly Hill Mall

     In December 1992, the Partnership sold the Holly Hill Mall shopping center located in Burlington, North Carolina. A portion of the sale price was represented by a $1,250,000 promissory note which provided for monthly payments, in arrears, of 7% through May 31, 1993 and 11% thereafter and was scheduled to be due November 30, 1994. The purchaser of the property made a $200,000 principal prepayment in May 1993 and prepaid the remaining $1,050,000 principal balance in December 1993. All of the gain for financial reporting purposes and for Federal income tax reporting purposes was recognized in 1992.

(7)  LEASES

     As Property Lessor

     At December 31, 1995, the Partnership's and its consolidated venture's principal assets consist of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants range from one to ten remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with certain shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. With respect to this shopping center investment, a substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements are as follows:

             1996 . . . . . . . . . . . . . . .    $ 2,264,178
             1997 . . . . . . . . . . . . . . .      1,940,175
             1998 . . . . . . . . . . . . . . .      1,770,931
             1999 . . . . . . . . . . . . . . .      1,729,870
             2000 . . . . . . . . . . . . . . .      1,524,501
             Thereafter . . . . . . . . . . . .      2,545,012
                                                   -----------
                                                   $11,774,667
                                                   ===========

     Additional contingent rent (based on sales by property tenants) included in rental income is as follows:

             1993 . . . . . . . . . . . . . . .       $449,094
             1994 . . . . . . . . . . . . . . .        368,369
             1995 . . . . . . . . . . . . . . .        398,370
                                                      ========


(8)  TRANSACTIONS WITH AFFILIATES

     Fees, commissions, and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1995 and for the years ended December 31, 1995, 1994 and 1993 are as follows:




                                                                                              UNPAID AT
                                                                                             DECEMBER 31,
                                                 1995           1994            1993            1995
                                               --------       --------        --------     --------------
Property management fees. . . . . . . .        $197,122        182,809         187,020            --
Insurance commissions . . . . . . . . .          10,113          9,488           6,344            --
Reimbursement (at cost) for
 out-of-pocket expenses . . . . . . . .           2,294            543           2,138            --
                                               --------       --------        --------       ----------
                                               $209,529        192,840         195,502            --
                                               ========       ========        ========       ==========

     Any amounts payable to the General Partners and their affiliates do not bear interest and would be paid in future periods.

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by affiliates of the General Partners.  Use of such third parties is not expected to have a material effect on the operations of the Partnership.




                                                                                              SCHEDULE III

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1995



                                                            COSTS
                                                         CAPITALIZED
                                 INITIAL COST TO          SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                 PARTNERSHIP (A)       TO ACQUISITION              AT CLOSE OF PERIOD (B)
                            -------------------------   --------------    ------------------------------------
                                          BUILDINGS       BUILDINGS                    BUILDINGS
                                            AND             AND                           AND
                ENCUMBRANCE       LAND   IMPROVEMENTS   IMPROVEMENTS          LAND    IMPROVEMENTS   TOTAL (D)
                -----------    --------- ------------  ---------------     ---------  ------------  ----------

SHOPPING CENTER:

Huntsville,
 Alabama (C).    $3,251,069      429,000    9,095,458        6,882,571       429,000    15,978,029  16,407,029
                 ==========     ========   ==========      ===========      ========    ==========  ==========





                                                                                  SCHEDULE III - CONTINUED

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF       1995
                                     ACCUMULATED            DATE OF      DATE        OPERATIONS    REAL ESTATE
                                    DEPRECIATION(E)      CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                   ----------------      ------------ ----------  ---------------  -----------

SHOPPING CENTER:

Huntsville,
 Alabama (C). . . . . . . . . . . .     $10,916,302        1975/1979     2/27/76       5-35 years      188,593
                                        ===========                                                    =======

------------------

Notes:
       (A)   The initial cost to the Partnership represents the original purchase price of the property.

       (B)   The aggregate cost of real estate owned at December 31, 1995 for federal income tax purposes was approximately $16,895,000.

       (C)   This property is owned and operated by a joint venture; see Note 3.



                                                                                  SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


        (D)   Reconciliation of real estate owned:

                                                                1995            1994              1993
                                                            -----------     ------------     ------------

              Balance at beginning of period. . . . . .     $16,142,486       16,003,408       14,760,281
              Additions during period . . . . . . . . .         264,543          139,078        1,243,127
                                                            -----------     ------------     ------------
              Balance at end of period. . . . . . . . .     $16,407,029       16,142,486       16,003,408
                                                            ===========     ============     ============
        (E)   Reconciliation of accumulated depreciation:

              Balance at beginning of period. . . . . .     $10,548,112       10,181,597        9,831,962
              Depreciation expense. . . . . . . . . . .         368,190          366,515          349,635
                                                            -----------     ------------     ------------

              Balance at end of period. . . . . . . . .     $10,916,302       10,548,112       10,181,597
                                                            ===========     ============     ============




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with, accountants during fiscal year 1994 and 1995.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers and directors and members of their families. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:

                                                          SERVED IN
NAME                       OFFICE                         OFFICE SINCE
----                       ------                         ------------
Judd D. Malkin             Chairman                       5/03/71
                           Director                       5/03/71
                           Chief Financial Officer        2/22/96
Neil G. Bluhm              President                      5/03/71
                           Director                       5/03/71
Burton E. Glazov           Director                       7/01/71
Stuart C. Nathan           Executive Vice President       5/08/79
                           Director                       3/14/73
A. Lee Sacks               Director                       5/09/88
John G. Schreiber          Director                       3/14/73
H. Rigel Barber            Executive Vice President       1/02/87
                           Chief Executive Officer        8/01/93
Glenn E. Emig              Executive Vice President       1/01/93
                           Chief Operating Officer        1/01/95
Gary Nickele               Executive Vice President       1/01/92
                           General Counsel                2/27/84
Gailen J. Hull             Senior Vice President          6/01/88
Howard Kogen               Senior Vice President          1/02/86
                           Treasurer                      1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 5, 1996. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 5, 1996. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-X ("Carlyle-X"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI")), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd. ("Mortgage Partners"), JMB Mortgage Partners, Ltd.-II ("Mortgage Partners-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-IX ("JMB Income-IX"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd-XIII ("JMB Income-XIII").

JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships:
Carlyle-VII, Carlyle-IX, Carlyle-X, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-IX, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners, Mortgage Partners-II, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 58) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 58) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 57) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 54) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 62) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 49) has been associated with JMB since December 1970, and served as an Executive Vice President for JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate
investment trust that invests in multi-family properties.   Mr. Schreiber
is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 46) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 48) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 43) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 47) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 60) has been associated with JMB since March 1973. He is a Certified Public Accountant.



ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. Reference is also made to Notes 5 and 8 for a description of such transactions, distributions and allocations. In 1995, 1994 and 1993, no cash distributions from operations were paid to the General Partners. No management fees were due to the Managing General Partner for 1995, 1994 and 1993. The General Partners received a sale distribution of $88,257 in 1994 from the proceeds of the sale of the Holly Hill Mall shopping center (see Notes 5 and 6). The General Partners also received a share of the Partnership's earnings for tax purposes aggregating $28,380 in 1995.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned insurance brokerage commissions in 1995 aggregating $10,113, all of which was paid at December 31, 1995, in connection with providing insurance coverage for certain of the real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     Urban Retail Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership in 1995 for the Parkway City Mall investment property at a fee calculated at 5% of gross income from such property. In 1995, such affiliate earned property management fees of $197,122 for such services, all of which was paid at December 31, 1995. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty upon 60 days' notice.

     The General Partners of the Partnership and their affiliates may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1995, the Managing General Partner of the Partnership and its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $2,294, all of which was paid at December 31, 1995.

     The Partnership is permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and Exhibit 21 hereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following group is known by the Partnership to own beneficially more than 5% of the outstanding
Interests of the Partnership.

                               NAME OF                        AMOUNT AND NATURE
                               BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                 OWNER                          OWNERSHIP                  OF CLASS
--------------                 ----------                     -----------------          --------
Limited                        Liquidity Fund Investment      1,800.5 Interests            9.00%
Partnership                    Corporation                    indirectly (as invest-
Interests                      1900 Powell Street             ment manager or, through
                               Suite 730                      affiliated entities,
                               Emeryville, California 94608   general partner of 11
                                                              separate investment
                                                              funds)

     (b)  The Managing General Partner, its officers and directors and the individual General Partners own the following Interests of the Partnership:

                               NAME OF                        AMOUNT AND NATURE
                               BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                 OWNER                          OWNERSHIP                  OF CLASS
--------------                 ----------                     -----------------          --------
Limited Partnership            JMB Realty Corporation         5 Interests                Less than 1%
   Interests                                                     directly
Limited Partnership            Managing General Partner,      5 Interests                Less than 1%
   Interests                   its officers and                  directly
                               directors and the
                               individual General
                               Partners as a group

     No officer or director of the Managing General Partner of the Partnership possesses a right to acquire beneficial ownership of Interests of the Partnership.

     (c)  There exists no arrangement, known to the Partnership, the operation of which may at a subsequent date result in a change in control of the Partnership.




ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There were no significant transactions or business relationships with the Managing General Partner, affiliates or their management other than those described in Items 10 and 11 above.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

             (1)   Financial Statements.  (See Index to Financial
Statements filed with this annual report).

             (2)   Exhibits.

                   3-A.* The Prospectus of the Partnership dated July 26, 1976, as supplemented August 19, 1976, September 16, 1976, and September 21, 1976, filed with the Commission pursuant to Rules 424(b) and 424(c), is hereby incorporated herein by reference. Pages 9-14, 70-71, 75-76 and A-6 to A-16 are hereby incorporated herein by reference.

                   3-B.* Amended and Restated Agreement of Limited Partnership set forth as Exhibit A to the Prospectus, and which agreement is hereby incorporated herein by reference.

                   4. Mortgage Note between Huntsville Mall Associates and New York Life Insurance Company, dated November 19, 1976, secured by the Parkway City Mall in Huntsville, Alabama is hereby incorporated herein by reference to the Partnership's Prospectus filed on Form S-11 (File No. 2-55624) dated July 26, 1976.

                   10-A. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the Parkway City Mall in Huntsville, Alabama are hereby incorporated herein by reference to the Partnership's Prospectus on Form S-11 dated (File No. 2-55624) July 26, 1976.

                   21.   List of Subsidiaries.

                   24.   Powers of Attorney.

                   27.   Financial Data Schedule.
                   ----------
                   * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-8469) dated March 19, 1993.

             (b) No Reports on Form 8-K were required or filed since the beginning of the last quarter of the period covered by this report.

              No annual report for the fiscal year 1995 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.




                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 JMB INCOME PROPERTIES, LTD. - IV

                 By:     JMB Realty Corporation
                         Managing General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Managing General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1996

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1996

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1996

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1996


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1996

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1996

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                         and Director
                 Date:   March 25, 1996

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 25, 1996


                     JMB INCOME PROPERTIES, LTD. - IV

                               EXHIBIT INDEX



                                                   DOCUMENT
                                                INCORPORATED
                                                BY REFERENCE     PAGE
                                                -------------    ----
 3-A.*     Pages 9-14, 70-71, 75-76 and
           A-6 to A-16 of the Prospectus
           of the Partnership dated July 26,
           1976, as supplemented August 19,
           1976, September 16, 1976 and
           September 21, 1976                             Yes

 3-B.*     Amended and Restated Agreement
           of Limited Partnership                         Yes

 4.        Mortgage Note secured by the
           Parkway City Mall                              Yes

10-A.      Acquisition documents related
           to the Parkway City Mall                       Yes

21.        List of Subsidiaries                            No

24.        Powers of Attorney                              No

27.        Financial Data Schedule                         No