Form 10-Q
period 1996-03-31
JMB INCOME PROPERTIES LTD IV
filed 1996-05-14
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1996    Commission file number 0-8469




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


                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     3

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . .     9



PART II    OTHER INFORMATION

Item 5.    Other Information. . . . . . . . . . . . . . . . .    11

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    12














































PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                    MARCH 31, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                             MARCH 31,     DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,343,171      6,822,336
  Short-term investments. . . . . . . . . . . . . . . . . . . . . . . .        3,001,270          --
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          334,006        379,877
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           10,886         27,086
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           70,168         18,880
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        7,759,501      7,248,179
                                                                            ------------    -----------
Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          429,000        429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       15,978,029     15,978,029
                                                                            ------------    -----------
                                                                              16,407,029     16,407,029
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       11,009,826     10,916,302
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .        5,397,203      5,490,727

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           87,728        100,616
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          258,229        250,554
                                                                            ------------    -----------

                                                                            $ 13,502,661     13,090,076
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    426,995        416,495
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           16,465         16,349
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           15,231         16,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           44,688         45,681
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           47,068          --
                                                                            ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . . .          550,447        494,591

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           17,595         18,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .          820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        2,723,807      2,834,574
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        4,111,956      4,168,117

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .        1,741,474      1,576,047
Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        2,334,636      2,328,570
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,375,428)    (3,375,428)
                                                                            ------------    -----------
                                                                              (1,040,792)    (1,046,858)
                                                                            ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       39,074,372     38,777,119
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (48,380,641)   (48,380,641)
                                                                            ------------    -----------
                                                                               8,690,023      8,392,770
                                                                            ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        7,649,231      7,345,912
                                                                            ------------    -----------
                                                                            $ 13,502,661     13,090,076
                                                                            ============    ===========

                        See accompanying notes to consolidated financial statements.


                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                1996           1995
                                                                           -------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,048,357      1,134,184
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .           72,987         69,050
                                                                              ----------     ----------
                                                                               1,121,344      1,203,234
                                                                              ----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . .           79,610         89,194
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           93,524         92,980
  Property operating expenses . . . . . . . . . . . . . . . . . . . . .          428,021        362,575
  Professional services . . . . . . . . . . . . . . . . . . . . . . . .           16,033          5,000
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . .           13,963         14,230
  General and administrative. . . . . . . . . . . . . . . . . . . . . .           21,447          4,097
                                                                              ----------     ----------
                                                                                 652,598        568,076
                                                                              ----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . .          468,746        635,158

Venture partner's share of venture's operations . . . . . . . . . . . .         (165,427)      (216,112)
                                                                              ----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . .       $  303,319        419,046
                                                                              ==========     ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . .       $    14.86          20.53
                                                                              ==========     ==========
          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . .       $    --             --
                                                                              ==========     ==========





                        See accompanying notes to consolidated financial statements.


                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 THREE MONTHS ENDED MARCH 31, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996            1995
                                                                              -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   303,319         419,046
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        93,524          92,980
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        13,963          14,230
    Venture partner's share of venture's operations . . . . . . . . . . . .       165,427         216,112
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .        45,871          65,930
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,200          15,775
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (51,288)        (51,288)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        (7,675)       (128,421)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .           116          11,963
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (835)           (756)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (993)          --
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        47,068          47,443
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (1,250)         (2,500)
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .       623,447         700,514
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales (purchases) of short-term investments . . . . . . . . . . . . .    (3,001,270)        (83,519)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --             (3,921)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,075)         (3,448)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .    (3,002,345)        (90,888)
                                                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (100,267)        (90,764)
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .      (100,267)        (90,764)
                                                                              -----------     -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,479,165)        518,862
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,822,336       3,110,077
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 4,343,171       3,628,939
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $    80,445          89,950
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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


                   JMB INCOME PROPERTIES, LTD. - IV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1996 AND 1995

                              (UNAUDITED)

GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1995 which are included in the Partnership's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1996 and for the three months ended March 31, 1996 and 1995 are as follows:

                                                           Unpaid at
                                                           March 31,
                                    1996        1995         1996
                                  -------      ------    -------------

Property management fees. . .     $48,694      50,843          --
Insurance commissions . . . .          85          89          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .         264         265          --
                                  -------      ------        ------

                                  $49,043      51,197          --
                                  =======      ======        ======


HUNTSVILLE (PARKWAY CITY MALL)

     Huntsville Mall Associates ("Huntsville") has discontinued its distributions effective with the first quarter of 1993.

     In 1996 and 1997, the expiration of tenant leases will be 9% and 3%, respectively. There can be no assurance that the expiring tenant space can be renewed.

     Parkway City Mall is one of two malls serving the Huntsville metropolitan area. Another shopping center developer had announced plans for a proposed third mall which, if built, will significantly impact the market share of Parkway City Mall. The increased likelihood of the development of the third mall continues to have substantial adverse effects on the Partnership's ability to market the Parkway City Mall for leasing or sale. As previously reported, the Partnership had considered other alternative plans, including potential financing options, to reposition the property to effectively compete with the third mall. However, due to the complexity of the redevelopment, the lengthy time span likely needed to complete the project and the Partnership's desire to wind up its affairs within the next few years, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake the redevelopment. Accordingly, the Partnership is distributing funds no longer required for that potential project. The Partnership has determined to continue to operate the property in its present condition until such time as the property can be sold. There are a number of factors that may affect the sale price that will ultimately be achieved for Parkway City Mall, including, among other things, the following: potential increased competition from the proposed new shopping mall in the area and the timing of the development of such shopping mall, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operations of Parkway City Mall, tenant bankruptcies, the continued operation and success of anchor department store tenants and the ability to retain existing tenants and attract new tenants at Parkway City Mall. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of Parkway City Mall.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.




PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's investment.

     At March 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents and short-term investments aggregating approximately $7,344,000, of which approximately $1,327,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds, of approximately $6,017,000, are available for distributions to partners, tenant improvements and leasing commissions and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

     The Partnership has decided to make a distribution of $130 per Limited Partnership Interest, or $2,600,650. The May 31, 1996 distribution is being made out of working capital reserves that had been retained for capital and leasing costs in connection with the possible redevelopment of Parkway City Mall as described in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The aggregate increase in cash and cash equivalents and short-term investments at March 31, 1996 as compared to December 31, 1995 and the increase in venture partner's equity in venture at March 31, 1996 as compared to December 31, 1995 are attributable primarily to the increase in cash resulting from the suspension of distributions of cash flow from the Huntsville venture. The decrease in cash and cash equivalents and the corresponding increase in short-term investments at March 31, 1996 as compared to December 31, 1995 is primarily due to all of the Partnership's investments in U.S. Government obligations being classified as cash equivalents at December 31, 1995 whereas none of the U.S. Government obligations were classified as cash equivalents at March 31, 1996.

     The increase in property operating expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to an increase in bad debt expense of approximately $52,600 and an increase in advertising expense of approximately $13,000 (which is partially recoverable from tenants) at the Parkway City Mall.

     The increase in general and administrative expense for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.



PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .        85%       87%        87%       86%     84%



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

            10. Acquisition documents including the venture agreement relating to the purchase by the Partnership of an interest in the Parkway City Mall in Huntsville, Alabama are hereby incorporated herein by reference to the Partnership's Prospectus on Form S-11 (File No. 2-55624) dated July 26, 1976.

            27.   Financial Data Schedule

            --------------------

            * Previously filed as Exhibits 3-A and 3-B, respectively, to the Partnership's Report for December 31, 1992 on Form 10-K (File No. 0-
8469) dated March 19, 1993.


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 10, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 10, 1996