Form 10-Q
period 1996-06-30
JMB INCOME PROPERTIES LTD IV
filed 1996-08-13
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1996     Commission file number 0-8469




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

                                         CONSOLIDATED BALANCE SHEETS

                                     JUNE 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                              JUNE 30,     DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  3,877,752      6,822,336
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          277,546        379,877
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .              314         27,086
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          121,456         18,880
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,277,068      7,248,179
                                                                            ------------    -----------
Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          429,000        429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       15,978,029     15,978,029
                                                                            ------------    -----------
                                                                              16,407,029     16,407,029
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       11,102,589     10,916,302
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .        5,304,440      5,490,727

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           74,139        100,616
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          265,903        250,554
                                                                            ------------    -----------

                                                                            $  9,921,550     13,090,076
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    437,759        416,495
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           27,056         16,349
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           14,374         16,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           45,534         45,681
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .           94,136          --
                                                                            ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . . .          618,859        494,591

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           17,595         18,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .          820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        2,610,247      2,834,574
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        4,066,808      4,168,117

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .          901,972      1,576,047
Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        2,339,807      2,328,570
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,729,765)    (3,375,428)
                                                                            ------------    -----------
                                                                              (1,389,958)    (1,046,858)
                                                                            ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       39,327,727     38,777,119
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (50,981,291)   (48,380,641)
                                                                            ------------    -----------
                                                                               6,342,728      8,392,770
                                                                            ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        4,952,770      7,345,912
                                                                            ------------    -----------
                                                                            $  9,921,550     13,090,076
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




                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                              THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30                      JUNE 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   948,693     1,127,569     1,997,050     2,202,753
  Interest income . . . . . . . . . . . . . . . .       72,076        85,218       145,063       154,268
                                                   -----------    ----------   -----------    ----------
                                                     1,020,769     1,212,787     2,142,113     2,357,021
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .       77,062        86,886       156,672       176,080
  Depreciation. . . . . . . . . . . . . . . . . .       92,763        92,979       186,287       185,959
  Property operating expenses . . . . . . . . . .      406,241       407,264       834,262       769,839
  Professional services . . . . . . . . . . . . .       11,460        27,400        27,493        32,400
  Amortization of deferred expenses . . . . . . .       14,038        14,801        28,001        29,031
  General and administrative. . . . . . . . . . .       22,419        16,471        43,866        20,568
                                                   -----------    ----------   -----------    ----------
                                                       623,983       645,801     1,276,581     1,213,877
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      396,786       566,986       865,532     1,143,144

Venture partner's share of venture's operations .     (138,260)     (210,154)     (303,687)     (405,616)
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   258,526       356,832       561,845       737,528
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $     12.66         17.48         27.52         36.13
                                                   ===========    ==========   ===========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .  $    130.00         --           130.00         --
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




                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996            1995
                                                                              -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   561,845         737,528
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       186,287         185,959
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        28,001          29,031
    Venture partner's share of venture's operations . . . . . . . . . . . .       303,687         405,616
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       102,331          19,702
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        26,772          15,265
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (102,576)       (119,672)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (15,349)       (147,791)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        10,707           5,391
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,692)        (19,208)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (147)         33,182
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .        94,136          94,887
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        (1,250)         (1,750)
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,192,752       1,238,140
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --         (2,771,309)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --             (3,921)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,524)         (5,732)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        (1,524)     (2,780,962)
                                                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (203,063)       (215,352)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (2,600,650)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (354,337)          --
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .      (977,762)          --
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (4,135,812)       (215,352)
                                                                              -----------     -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,944,584)     (1,758,174)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,822,336       3,110,077
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 3,877,752       1,351,903
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $   158,364         206,314
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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

                        JUNE 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     The Partnership, pursuant to the Partnership Agreement, is permitted to engage in various transactions involving the Corporate General Partner and its affiliates including the reimbursement of direct expenses relating to the administration of the Partnership and the operation of the Partnership's remaining investment. Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1996 and for the six months ended June 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                           June 30,
                                   1996        1995          1996
                                 --------     -------    -------------

Property management fees. . .    $ 99,031     103,786          --
Insurance commissions . . . .       7,657       9,348          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .      11,230         516        10,957
                                 --------     -------        ------

                                 $117,918     113,650        10,957
                                 ========     =======        ======


HUNTSVILLE (PARKWAY CITY MALL)

     Huntsville Mall Associates ("Huntsville") discontinued its distributions effective with the first quarter of 1993 in order to fund certain tenant allowances and a limited renovation of the shopping center in 1993 and 1994. Subsequently, Huntsville had examined a potential redevelopment of the Parkway City Mall in response to market conditions, which it has determined not to undertake, as described below. Consequently, in May 1996, Huntsville made a special distribution of its cash flow from operations for 1993, 1994 and 1995.

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. More recently, several department stores, some of which currently have stores at the Parkway City Mall, have announced their intention to open stores at the proposed third mall. The potential development of the third mall continues to have substantial adverse effects on Huntsville's ability to market the Parkway City Mall for lease or sale. Huntsville had considered other alternative plans, including potential financing options, to reposition the property to effectively compete with the third mall. However, due to the complexity of the redevelopment, the lengthy time span likely needed to complete the project and the joint venture's and the Partnership's desire to wind up their affairs within the next few years, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake the redevelopment. Accordingly, in May 1996, Huntsville distributed funds ($3,200,000) no longer required for that potential project. Huntsville has determined to continue to operate the property in its present condition until such time as the property can be sold. There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for the Parkway City Mall, including, among other things, the following: potential increased competition from the proposed new shopping mall in the area and the timing of the development of such shopping mall, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operations of the Parkway City Mall, tenant bankruptcies, the continued operation and success of anchor department store tenants, the quality of existing tenants and the ability to retain such existing tenants and attract new tenants at the Parkway City Mall. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of the Parkway City Mall.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.



PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment.

     During the second quarter, some of the Limited Partners in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 653 Interests in the Partnership at between $180 and $225 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired with approximately 260 Interests being purchased by such unaffiliated third party pursuant to such offer.
In addition, the Partnership has, from time to time, received inquiries from other third parties that may consider making offers for Interests, including requests for the list of Limited Partners in the Partnership. These inquiries are generally preliminary in nature. There is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers.
The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests. Expenses incurred in connection with the previous tender offer(s) and additional potential tender offers for Interests are expected to increase Partnership operating expenses in the third quarter.

     At June 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents and short-term investments aggregating approximately $3,878,000, of which approximately $532,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $3,346,000, are available for distributions to partners, possible prepayment of the mortgage indebtedness at the property, tenant improvements and leasing commissions and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

     In May 1996, the Partnership made a distribution of $130 per Limited Partnership Interest, or $2,600,650. The distribution was made out of previously undistributed sales proceeds and cash flow from operations held as working capital reserves that had been retained for capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall as described in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at June 30, 1996 as compared to December 31, 1995 and the decrease in venture partner's equity in venture at June 30, 1996 as compared to December 31, 1995 are both attributable primarily to the May 1996 distribution of $3,200,000 of previously undistributed cash retained for future capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall.

     The decrease in rents and other receivables at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of rental receipts at the Parkway City Mall.

     The decrease in prepaid expenses at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of insurance premiums at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at June 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The decrease in rental income for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to lower average occupancy in 1996 at the Parkway City Mall.

     The increase in general and administrative expense for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.





PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .        85%       87%        87%       86%     84%      82%





PART II.  OTHER INFORMATION

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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 9, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 9, 1996