Form 10-Q
period 1996-09-30
JMB INCOME PROPERTIES LTD IV
filed 1996-11-08
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended September 30, 1996    Commission file number 0-8469




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

                                         CONSOLIDATED BALANCE SHEETS

                                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                 (UNAUDITED)


                                                   ASSETS
                                                   ------
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                               1996           1995
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  4,125,071      6,822,336
  Rents and other receivables . . . . . . . . . . . . . . . . . . . . .          469,957        379,877
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           33,615         27,086
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .          172,744         18,880
                                                                            ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .        4,801,387      7,248,179
                                                                            ------------    -----------
Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          429,000        429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .       15,978,029     15,978,029
                                                                            ------------    -----------
                                                                              16,407,029     16,407,029
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .       11,195,139     10,916,302
                                                                            ------------    -----------
        Total investment property, net of accumulated depreciation. . .        5,211,890      5,490,727

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           60,139        100,616
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .          273,578        250,554
                                                                            ------------    -----------

                                                                            $ 10,346,994     13,090,076
                                                                            ============    ===========

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .     $    448,794        416,495
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .           56,923         16,349
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .           13,496         16,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .           42,889         45,681
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . .          141,205          --
                                                                            ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . . .          703,307        494,591

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .           20,095         18,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .          820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .        2,493,824      2,834,574
                                                                            ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .        4,037,333      4,168,117

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .        1,065,351      1,576,047
Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .        2,345,638      2,328,570
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .       (3,729,765)    (3,375,428)
                                                                            ------------    -----------
                                                                              (1,384,127)    (1,046,858)
                                                                            ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . . .       17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . . .       39,613,436     38,777,119
    Cumulative cash distributions . . . . . . . . . . . . . . . . . . .      (50,981,291)   (48,380,641)
                                                                            ------------    -----------
                                                                               6,628,437      8,392,770
                                                                            ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . . .        5,244,310      7,345,912
                                                                            ------------    -----------
                                                                            $ 10,346,994     13,090,076
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




                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                           THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1996          1995          1996          1995
                                                   -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . . .  $   995,019       999,849     2,992,069     3,202,602
  Interest income . . . . . . . . . . . . . . . .       47,042        84,779       192,105       239,047
                                                   -----------    ----------   -----------    ----------
                                                     1,042,061     1,084,628     3,184,174     3,441,649
                                                   -----------    ----------   -----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . . .       74,448        84,521       231,120       260,601
  Depreciation. . . . . . . . . . . . . . . . . .       92,549        92,980       278,836       278,939
  Property operating expenses . . . . . . . . . .      367,173       329,053     1,201,435     1,098,891
  Professional services . . . . . . . . . . . . .       17,500         --           44,993        32,400
  Amortization of deferred expenses . . . . . . .       14,001        14,801        42,002        43,833
  General and administrative. . . . . . . . . . .       21,470         6,522        65,336        27,090
                                                   -----------    ----------   -----------    ----------
                                                       587,141       527,877     1,863,722     1,741,754
                                                   -----------    ----------   -----------    ----------
          Operating earnings (loss) . . . . . . .      454,920       556,751     1,320,452     1,699,895

Venture partner's share of venture's operations .     (163,380)     (178,893)     (467,067)     (584,509)
                                                   -----------    ----------   -----------    ----------
          Net earnings (loss) . . . . . . . . . .  $   291,540       377,858       853,385     1,115,386
                                                   ===========    ==========   ===========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . .  $     14.29         18.51         41.81         54.64
                                                   ===========    ==========   ===========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . . .        $     --      --           130.00         --
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




                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                 (UNAUDITED)

                                                                                  1996            1995
                                                                              -----------     -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   853,385       1,115,386
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       278,837         278,939
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        42,002          43,833
    Venture partner's share of venture's operations . . . . . . . . . . . .       467,067         584,509
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       (90,080)         25,202
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (6,529)        (16,682)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (153,864)       (153,864)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       (23,024)       (202,574)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        40,574           8,165
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,570)         (2,327)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,792)         46,308
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       141,205         142,330
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .         1,250          (1,250)
                                                                              -----------     -----------
          Net cash provided by (used in) operating activities . . . . . . .     1,545,461       1,867,975
                                                                              -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .         --          1,959,761
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         --           (192,811)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        (1,524)         (6,874)
                                                                              -----------     -----------
          Net cash provided by (used in) investing activities . . . . . . .        (1,524)      1,760,076
                                                                              -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .      (308,451)       (279,214)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .    (2,600,650)          --
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .      (354,337)          --
  Distribution to venture partner . . . . . . . . . . . . . . . . . . . . .      (977,762)          --
                                                                              -----------     -----------
          Net cash provided by (used in) financing activities . . . . . . .    (4,241,200)       (279,214)
                                                                              -----------     -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .    (2,697,265)      3,348,837
          Cash and cash equivalents, beginning of year. . . . . . . . . . .     6,822,336       3,110,077
                                                                              -----------     -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .   $ 4,125,071       6,458,914
                                                                              ===========     ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .   $   233,690         262,928
                                                                              ===========     ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .   $     --              --
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

                      SEPTEMBER 30, 1996 AND 1995

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

     Statement of Financial Accounting Standards No. 121 was adopted by the Partnership on January 1, 1996.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1996 and for the nine months ended September 30, 1996 and 1995 were as follows:

                                                           Unpaid at
                                                         September 30,
                                   1996        1995          1996
                                 --------     -------    -------------

Property management fees. . .    $135,811     148,931          --
Insurance commissions . . . .       9,140       9,977          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .         276         742          --
                                 --------     -------        ------

                                 $145,227     159,650          --
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

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, announced their intention to open stores at the proposed third mall. The potential development of the third mall continues to have substantial adverse effects on Huntsville's ability to market the Parkway City Mall for lease or sale. Huntsville had considered other alternative plans to reposition the property to effectively compete with the third mall, when built. However, due to the complexity of the redevelopment, the lengthy time span likely needed to complete the project and Huntsville's and the Partnership's desire to wind up their affairs within the next few years, it was determined that it would be better for a buyer with a longer-term ownership perspective to undertake the redevelopment. Accordingly, in May 1996, Huntsville distributed funds ($3,200,000) no longer required for that potential project.

     Recently, certain department stores at the Parkway City Mall have indicated their desire to remain at the center, subject to certain conditions. This may significantly change Huntsville's strategy for the center. Huntsville is currently evaluating its alternatives in light of these new developments.

     There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for the Parkway City Mall, including, among other things, the following: potential increased competition from the proposed new shopping mall in the area and the timing of the development of such shopping mall, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operating of the Parkway City Mall, tenant bankruptcies, the continued operation and success of anchor department store tenants, the quality of existing tenants and the ability to retain such existing tenants and attract new tenants at the Parkway City Mall. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of the Parkway City Mall or the timing of such a sale.


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.




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

     At September 30, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,125,000, of which approximately $613,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $3,512,000, are available for distributions to partners, tenant improvements, leasing commissions, cash incentives to major department stores and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

     In May 1996, the Partnership made a distribution of $130 per Limited Partnership Interest, or $2,600,650 and a distribution of $354,337 to the General Partners. The distributions were made out of previously undistributed sales proceeds and cash flow from operations held as working capital reserves that had been retained for capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall as described in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at September 30, 1996 as compared to December 31, 1995 and the decrease in venture partner's equity in venture at September 30, 1996 as compared to December 31, 1995 are both attributable primarily to the May 1996 distribution of $3,200,000 of previously undistributed cash retained for future capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall.

     The increase in rents and other receivables at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1996 as compared to December 31, 1995 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The increase in accounts payable for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the timing of payment of property operating expenses.

     The decrease in interest income for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the distribution to the partners in May 1996 as discussed above.

     The increase in property operating expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to an increase in salary expense of approximately $77,000 due to the hiring of in-house security personnel resulting from the termination of an outside security contract and an increase in parking lot repairs of approximately $25,000 at the Parkway City Mall, all of which are partially recoverable from tenants.

     The increase in professional services for nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 is primarily due to expenses incurred in connection with tender offer matters as discussed above.

     The increase in general and administrative expense for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the use of independent third parties to perform certain administrative services for the Partnership.



PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                  OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                 1995                                1996
                                  -------------------------------------   ------------------------------
                                     At        At         At        At      At       At      At      At
                                    3/31      6/30       9/30     12/31    3/31     6/30    9/30   12/31
                                    ----      ----       ----     -----    ----     ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .        85%       87%        87%       86%     84%      82%     84%



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


      (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                              SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 8, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 8, 1996