Form 10-K405
period 1996-12-31
JMB INCOME PROPERTIES LTD IV
filed 1997-03-31
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-K


             Annual Report Pursuant to Section 13 or 15(d)
                of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1996                   Commission file number 0-8469



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




                           TABLE OF CONTENTS



                                                          Page
                                                          ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests
             and Related Security Holder Matters. . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . .  11

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . .  14

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . .  33


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . .  36

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . .  37

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . .  38

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . .  38



SIGNATURES    . . . . . . . . . . . . . . . . . . . . . .  39











                                   i




                                PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

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

     The Partnership is engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments are held by fee title and/or through joint venture interests. The Partnership has one remaining real property investment located in Huntsville, Alabama. A presentation of information about industry segments, geographic regions, raw materials or seasonality is not applicable and would not be material to an understanding of the Partnership's business taken as a whole. Pursuant to the Partnership Agreement, the Partnership is required to terminate no later than December 31, 2026. The Partnership is self-liquidating in nature. At sale of a particular property, the net proceeds, if any, are generally distributed or reinvested in existing properties rather than invested in acquiring additional properties. As discussed further in Item 7, the Partnership currently expects to conduct an orderly liquidation of its remaining investment property as quickly as practicable and to wind up its affairs not later than December 31, 1999, barring unforeseen economic developments.

     The Partnership has made the real property investments set forth in the following table:





                                                      SALE OR DISPOSITION
                                                       DATE OR IF OWNED
                                                     AT DECEMBER 31, 1996,
NAME, TYPE OF PROPERTY                     DATE OF     ORIGINAL INVESTED
    AND LOCATION (d)            SIZE      PURCHASE  CAPITAL PERCENTAGE (a)         TYPE OF OWNERSHIP
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
                               sq.ft.                                            and improvements
                               g.l.a.                                            (through joint venture
                                                                                 partnership)
                                                                                 (b)(c)(d)(e)
3. Holly Hill Mall
    shopping center
    Burlington, North
    Carolina. . . . . .       395,000      8-20-76          12-1-92              fee ownership of land
                               sq.ft.                                            and improvements
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
                               sq.ft.                                            and improvements





-----------------------

  (a)The computation of this percentage for the property held at December 31, 1996 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in Item 7.

  (b)Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by this real property investment.

  (c)Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d)Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (e)Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.





     The Partnership's remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants if significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1996 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1996.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal year 1996 and 1995 for the Partnership's investment property owned during 1996:





                                                             1995                      1996
                                                   ------------------------- -------------------------
                                                     At    At     At     At    At     At    At     At
                               Principal Business   3/31  6/30   9/30  12/31  3/31   6/30  9/30  12/31
                               ------------------   ----  ----   ----  -----  ----   ---- -----  -----
1. Parkway City Mall
    Huntsville,
    Alabama . . . . . . . . .  Retail                85%   87%    87%    86%   84%    82%   84%    75%








     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1995 and 1996.




                                PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1996, there were 1,646 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interest.





ITEM 6.  SELECTED FINANCIAL DATA

                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992
                                (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                1996          1995          1994         1993          1992
                            -----------   -----------   -----------  ------------  ------------
Total income. . . . . . .   $ 3,976,232     4,663,663     3,908,841     4,040,273     6,150,469
                            ===========   ===========   ===========  ============  ============
Operating earnings
 (loss) . . . . . . . . .   $ 1,488,004     2,340,936     1,683,023     1,724,773     1,484,148
Venture partner's
 share of venture
 operations . . . . . . .      (550,926)     (787,493)     (560,434)     (439,451)     (594,314)
                            -----------   -----------   -----------  ------------  ------------
    Net operating
      earnings (loss) . .       937,078     1,553,443     1,122,589     1,285,322       889,834
Gain (loss) on sale
 of investment
 properties . . . . . . .         --            --            --            --        6,495,164
                            -----------   -----------   -----------  ------------  ------------
    Net earnings
     (loss) . . . . . . .    $   937,078    1,553,443     1,122,589     1,285,322     7,384,998
                            ===========   ===========   ===========  ============  ============
Net earnings (loss)
 per limited partner-
 ship interest (b):
  Net operating
   earnings . . . . . . .   $     45.91         76.10         54.99         62.97         43.59
  Gain (loss) on
   sale of investment
   properties . . . . . .         --            --            --            --           309.71
                            -----------   -----------   -----------  ------------  ------------
    Net earnings (loss)
     per Interest . . . .   $     45.91         76.10         54.99         62.97        353.30
                            ===========   ===========   ===========  ============  ============





                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                          DECEMBER 31, 1996, 1995, 1994, 1993 AND 1992 - CONTINUED



                                1996          1995          1994         1993          1992
                            -----------   -----------   -----------  ------------  ------------

Total assets. . . . . . .   $10,388,002    13,090,076    11,147,874    10,631,311    10,509,525
Long-term debt. . . . . .   $ 2,374,762     2,834,574     3,251,069     3,628,086     3,969,366
Cash distributions
 per Interest (c) . . . .   $    130.00         --            25.00         55.00         --
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






SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1996



Property
--------

Parkway City Mall  a)   The gross leasable area ("GLA") occupancy rate
                        and average base rent per square foot as of
                        December 31,for each of the last five years
                        were as follows:

                                                    GLA             Avg. Base Rent Per
                         December 31,          Occupancy Rate       Square Foot (1)
                         ------------          --------------       ------------------

                               1992 . . . . .       86%                  6.94
                               1993 . . . . .       83%                  6.96
                               1994 . . . . .       84%                  6.65
                               1995 . . . . .       86%                  7.50
                               1996 . . . . .       75%                  7.08

                               (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                Base Rent  Scheduled Lease Lease
                   b)     Significant Tenants      Square Feet  Per Annum  Expiration Date Renewal Option
                          -------------------      -----------  ---------  --------------- --------------
                          Montgomery Ward &        74,800       $ 79,900   8/31/04         Two 5-year
                          Company                                                          terms
                          (Department Store)

                          McRae's                  75,000         91,000   1/31/00         Three 5-year
                          (Department Store)                                               terms

                          Parisian's               76,900        450,000   2/28/01         Two 5-year
                          (Department Store)                                               terms




                   c) The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Parkway City Mall:

                                                                            Annualized        Percent of
                                           Number of        Approx. Total   Base Rent         Total 1996
                          Year Ending      Expiring         GLA of Expiring of Expiring       Base Rent
                          December 31,     Leases (1)       Leases (1)      Leases            Expiring
                          ------------     -------------    --------------- -----------       -----------
                          1997               20              49,400          332,500            15.1
                          1998                4              20,500          226,000            10.2
                          1999                4               5,800          135,000             6.1
                          2000                5              81,300          214,000             9.7
                          2001                4              80,800          531,000            24.1
                          2002                2               2,500           49,000             2.2
                          2003                1               2,000           34,000             1.5
                          2004                3              89,500          259,000            11.7
                          2005                2               6,400           96,000             4.3
                          2006               --               --               --                --

                          (1)  Excludes leases that expire in 1997 for which renewal leases or leases with replacement tenants have been executed as of February 3, 1997.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the public offering described in Item 1, the Partnership had approximately $17,996,000 (after deducting selling expenses and other offering costs) with which to make investments in commercial real property, to pay legal fees and other costs (including acquisition fees) related to such investments and for working capital. A portion of such proceeds was utilized to acquire the properties described in Item 1 above.

     At December 31, 1996, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,552,000 of which approximately $786,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $3,766,000 are available for tenant costs and improvements and other capital expenditures, distributions to partners and for working capital requirements. The Partnership and its consolidated venture have currently budgeted in 1997 approximately $29,000 for tenant improvements and other capital expenditures at the Parkway City Mall. The Partnership's share of such items is currently budgeted to be approximately $20,000.
Such budgeted amounts do not include any amounts which may be expended to retain or attract certain tenants or to pursue alternative development or sales strategies as discussed further in the Notes. Actual amounts expended in 1997 may vary depending on a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The ultimate source of capital for long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's remaining shopping center investment property and from the sale of such investment. The Partnership believes it has sufficient cash reserves to meet its short-term liquidity needs. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership's and its venture's mortgage obligation is a separate non-recourse loan secured by the investment property and is not an obligation of the Partnership, and the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     During the second quarter of 1996, some of the Holders of Interests in the Partnership received from an unaffiliated third party an unsolicited tender offer to purchase up to 653 Interests in the Partnership at between $180 and $225 per Interest. The Partnership recommended against acceptance of this offer on the basis that, among other things, the offer price was inadequate. In June, such offer expired. As of the date of this report, the Partnership is aware that 315 Interests have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. It is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to any additional potential tender offers for Interests.





     In May 1996, the Partnership made a distribution of $130 per Limited Partnership Interest, or $2,600,650, and a distribution of $265,425 to the General Partners. The distributions were made out of previously undistributed sales proceeds and cash flow from operations held as working capital reserves that had been retained for capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall as described in the Notes.

     The Partnership's remaining investment property, Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of Parkway City Mall. Additionally, several department stores, some of which currently have stores at Parkway City Mall announced their intention to open stores at the proposed third mall. The potential development of a third mall continues to have substantial adverse effects on Huntsville's ability to market the Parkway City Mall for lease or sale.

     Recently, certain department stores, some of which already operate stores at Parkway City Mall, have indicated their desire to open new stores at the center subject to certain conditions. This may significantly change Huntsville's strategy at the center. Huntsville is currently evaluating alternatives, including a possible remerchandising of the center, in light of these new developments.

     GENERAL

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

     As a result of the real estate market conditions discussed above, the Partnership continues to conserve its working capital. All expenditures are carefully analyzed and certain capital projects are deferred when appropriate. In an effort to reduce partnership operating expenses, the Partnership expects to make semi-annual rather than quarterly distributions of available operating cash flow when it is determined that periodic distributions to the Partners will recommence. By conserving working capital, the Partnership will be in a better position to meet the future needs of the property. Due to these factors, the Partnership has held its remaining investment property longer than originally anticipated in an effort to maximize the return to the Limited Partners. However, after reviewing Parkway City Mall and the marketplace in which it operates, the General Partners of the Partnership expect to conduct an orderly liquidation of its remaining investment property as quickly as practicable.

Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The decrease in cash and cash equivalents at December 31, 1996 as compared to December 31, 1995 and the decrease in venture partner's equity in venture at December 31, 1996 as compared to December 31, 1995 are both attributable primarily to the May 1996 distribution of $3,200,000 from Huntsville of previously undistributed cash retained for future capital and leasing costs in connection with the possible redevelopment of the Parkway City Mall.

     The decrease in Venture partner's equity in venture partners capital accounts at December 31, 1996 compared to December 31, 1995 is primarily due to distributions of prior years net cash receipts of $977,762 partially offset by the Venture partner's share of income from venture operations.




     The decrease in rental income for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to a decrease in occupancy at Parkway City Mall during 1996 and the effects of rents being accrued ratably over the terms of the leases in 1996 and 1995. The increases in rental income and venture partner's share of venture's operations in 1995 as compared to 1994 is primarily due to an increase in occupancy, an increase in temporary tenant and overage rent revenues, and rents being accrued ratably over the terms of the leases rather than as paid at the Parkway City Mall. Reference is made to the property specific discussion above.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the May 1996 distribution of accumulated cash reserves. The increase in interest income for the year ended December 31, 1995 as compared to the years ended December 31, 1994 and December 31, 1993 is primarily a result of greater average balances invested in short-term investments during 1995. The Partnership had retained excess cash as working capital reserves for possible redevelopment of the Parkway City Mall.

     The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is the result of increased advertising and advertising production costs of approximately $120,000, partially offset by a reduction in market research costs incurred during 1995 of approximately $55,000. The increase in property operating expense for the year ended December 31, 1995 as compared to the year ended December 31, 1994 is primarily due to an increase in salary expense of approximately $133,000, partially offset by a corresponding decrease in security expense of approximately $54,000, due to the addition of an operations supervisor in the third quarter of 1994 and the hiring of in-house security personnel in 1995 resulting from the termination of an outside security contract, and an increase in advertising and market research expense of approximately $45,000 (all of which are partially recoverable from tenants) at the Parkway City Mall.

     During 1996, the Corporate General Partner received management fees of $88,911 out of distributions of operating cash flow.

     Distributions in 1996 represent previously undistributed sales proceeds and cash flow from operations held as working capital reserves. Distributions to limited and general partners in 1994 represented distributions of a portion of the proceeds from the December 1992 sale of the Holly Hill Mall shopping center.

     The decrease in Venture partners share of operations for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is due to the decreases in rental and interest income and the increases in property operating expenses at Parkway City Mall.

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






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   JMB INCOME PROPERTIES, LTD. - IV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

                                 INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1996 and 1995

Consolidated Statements of Operations, years ended December 31,
  1996, 1995 and 1994

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1996, 1995 and 1994

Consolidated Statements of Cash Flows, years ended December 31,
  1996, 1995 and 1994

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IV and consolidated venture at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                        KPMG PEAT MARWICK LLP


Chicago, Illinois
March 21, 1997





                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                         CONSOLIDATED BALANCE SHEETS

                                         DECEMBER 31, 1996 AND 1995

                                                   ASSETS
                                                   ------
                                                                            1996             1995
                                                                        ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .   $  4,552,403        6,822,336
  Rents and other receivables (net of allowance for doubtful accounts
    of $75,027 for 1996 and $8,981 for 1995). . . . . . . . . . . . .        338,189          379,877
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .         21,226           27,086
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .         19,343           18,880
                                                                        ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . .      4,931,161        7,248,179
                                                                        ------------     ------------
Investment property, at cost - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        429,000          429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .     15,982,136       15,978,029
                                                                        ------------     ------------
                                                                          16,411,136       16,407,029
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .     11,287,627       10,916,302
                                                                        ------------     ------------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . .        5,123,509        5,490,727

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .         46,138          100,616
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .        287,194          250,554
                                                                        ------------     ------------
                                                                        $ 10,388,002       13,090,076
                                                                        ============     ============





                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                   CONSOLIDATED BALANCE SHEETS - CONTINUED

                            LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                            -----------------------------------------------------

                                                                            1996             1995
                                                                        ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .   $    460,108          416,495
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .         54,208           16,349
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .         12,300           16,066
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .         79,546           45,681
                                                                        ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . .        606,162          494,591

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .         20,845           18,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .        820,107          820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .      2,374,762        2,834,574
                                                                        ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . .      3,821,876        4,168,117

Venture partner's equity in venture . . . . . . . . . . . . . . . . .      1,149,211        1,576,047
Partners' capital accounts (deficits):
  General partners:
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .      2,347,312        2,328,570
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .     (3,640,853)      (3,375,428)
                                                                        ------------     ------------
                                                                          (1,293,541)      (1,046,858)
                                                                        ------------     ------------
  Limited partners (20,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . .     17,996,292       17,996,292
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . .     39,695,455       38,777,119
     Cumulative cash distributions. . . . . . . . . . . . . . . . . .    (50,981,291)     (48,380,641)
                                                                        ------------     ------------
                                                                           6,710,456        8,392,770
                                                                        ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . .      5,416,915        7,345,912
                                                                        ------------     ------------

                                                                        $ 10,388,002       13,090,076
                                                                        ============     ============

                        See accompanying notes to consolidated financial statements.




                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                            1996            1995             1994
                                                        -----------     ------------     -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . .     $ 3,733,410        4,348,517       3,740,275
  Interest income . . . . . . . . . . . . . . . . .         242,822          315,146         168,566
                                                        -----------     ------------     -----------
                                                          3,976,232        4,663,663       3,908,841
                                                        -----------     ------------     -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . .         302,890          342,698         378,732
  Depreciation. . . . . . . . . . . . . . . . . . .         371,325          368,190         366,515
  Property operating expenses . . . . . . . . . . .       1,545,605        1,457,195       1,327,022
  Professional services . . . . . . . . . . . . . .          40,461           49,400          54,019
  Amortization of deferred expenses . . . . . . . .          61,088           58,831          56,546
  Management fees to Corporate General Partner. . .          88,911            --              --
  General and administrative. . . . . . . . . . . .          77,948           46,413          42,984
                                                        -----------     ------------     -----------
                                                          2,488,228        2,322,727       2,225,818
                                                        -----------     ------------     -----------
        Operating earnings (loss) . . . . . . . . .       1,488,004        2,340,936       1,683,023
Venture partner's share of
  venture operations. . . . . . . . . . . . . . . .        (550,926)        (787,493)       (560,434)
                                                        -----------     ------------     -----------

        Net earnings (loss) . . . . . . . . . . . .     $   937,078        1,553,443       1,122,589
                                                        ===========     ============     ===========
        Net earnings (loss) per limited
         partnership interest . . . . . . . . . . .     $     45.91            76.10           54.99
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




                                        JMB INCOME PROPERTIES, LTD. - IV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF
                           NET         CASH                       OFFERING      NET         CASH
                         EARNINGS  DISTRIBUTIONS     TOTAL         COSTS      EARNINGS  DISTRIBUTIONS    TOTAL
                        ---------- -------------  -----------   -----------  ---------- -------------  ----------
Balance (deficits)
 December 31,
 1993 . . . . . . . .   $2,275,049   (3,287,171)  (1,012,122)    17,996,292  36,154,608  (47,880,516)  6,270,384

Net earnings
 (loss) . . . . . . .       22,452        --          22,452         --       1,100,137        --      1,100,137
Cash distributions
 ($25.00 per limited
  partnership
  interest) . . . . .        --         (88,257)     (88,257)        --           --        (500,125)   (500,125)
                        ----------  -----------  -----------    -----------  ----------  -----------  ----------
Balance (deficits)
 December 31,
 1994 . . . . . . . .   $2,297,501   (3,375,428)  (1,077,927)    17,996,292  37,254,745  (48,380,641)  6,870,396

Net earnings
 (loss) . . . . . . .       31,069        --          31,069         --       1,522,374        --      1,522,374
Cash distributions. .        --           --           --            --           --           --          --
                        ----------  -----------  -----------    -----------  ----------  -----------  ----------





                                        JMB INCOME PROPERTIES, LTD. - IV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                   CONTRI-
                                                                   BUTIONS
                                                                   NET OF
                           NET         CASH                       OFFERING      NET         CASH
                         EARNINGS  DISTRIBUTIONS     TOTAL         COSTS      EARNINGS  DISTRIBUTIONS     TOTAL
                        ---------- -------------  -----------   -----------  ---------- -------------  ----------

Balance (deficits)
 December 31,
 1995 . . . . . . . .    2,328,570   (3,375,428)  (1,046,858)    17,996,292  38,777,119  (48,380,641)  8,392,770

Net earnings
 (loss) . . . . . . .       18,742        --          18,742         --         918,336        --        918,336
Cash distributions
 ($130.00 per limited
 partnership interest)       --        (265,425)    (265,425)        --           --      (2,600,650) (2,600,650)
                        ----------  -----------  -----------    -----------  ----------  -----------  ----------
Balance (deficits)
 December 31,
 1996 . . . . . . . .   $2,347,312   (3,640,853)  (1,293,541)   17,996,292   39,695,455  (50,981,291)  6,710,456
                        ==========  ===========  ===========    ===========  ==========  ===========  ==========

















                          See accompanying notes to consolidated financial statements.




                                        JMB INCOME PROPERTIES, LTD. - IV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                            1996            1995             1994
                                                        -----------      -----------     -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . .     $   937,078        1,553,443       1,122,589
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . .         371,325          368,190         366,515
    Amortization of deferred expenses . . . . . . .          61,088           58,831          56,546
    Venture partner's share of venture operations .         550,926          787,493         560,434
  Changes in:
    Rents and other receivables . . . . . . . . . .          41,688          (93,482)         21,868
    Prepaid expenses. . . . . . . . . . . . . . . .           5,860             (795)          3,896
    Accrued rents receivable. . . . . . . . . . . .         (36,640)        (250,554)          --
    Escrow deposits . . . . . . . . . . . . . . . .            (463)            (499)          3,704
    Accounts payable. . . . . . . . . . . . . . . .          37,859          (20,094)       (237,162)
    Accrued interest. . . . . . . . . . . . . . . .          (3,766)          (3,142)         (2,844)
    Unearned rents. . . . . . . . . . . . . . . . .          33,865            2,269           --
    Tenant security deposits. . . . . . . . . . . .           2,000             (750)          3,208
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . .       2,000,820        2,400,910       1,898,754
                                                        -----------      -----------     -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . .           --           1,959,761         941,085
  Additions to investment properties  . . . . . . .          (4,107)        (264,543)       (139,078)
  Collection of mortgage note receivable. . . . . .           --               --              --
  Payment of deferred expenses. . . . . . . . . . .          (6,610)          (6,852)         (7,891)
                                                        -----------      -----------     -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . .         (10,717)       1,688,366         794,116
                                                        -----------      -----------     -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . .        (416,199)        (377,017)       (341,280)
  Distributions to venture partners . . . . . . . .        (977,762)           --              --
  Distributions to limited partners . . . . . . . .      (2,600,650)           --           (500,125)
  Distributions to general partners . . . . . . . .        (265,425)           --            (88,257)
                                                        -----------      -----------     -----------
          Net cash used in financing activities . .      (4,260,036)        (377,017)       (929,662)
                                                        -----------      -----------     -----------




                                        JMB INCOME PROPERTIES, LTD. - IV
                                             (A LIMITED PARTNERSHIP)
                                            AND CONSOLIDATED VENTURE

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                            1996            1995             1994
                                                        -----------      -----------     -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . .      (2,269,933)       3,712,259       1,763,208
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . .       6,822,336        3,110,077       1,346,869
                                                        -----------      -----------     -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . .     $ 4,552,403        6,822,336       3,110,077
                                                        ===========      ===========     ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and other interest . . . .     $   306,656          345,840         381,576
                                                        ===========      ===========     ===========
  Non-cash investing and financing activities . . .     $     --               --              --
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




                   JMB INCOME PROPERTIES, LTD. - IV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   DECEMBER 31, 1996, 1995 AND 1994




OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership holds (through a joint venture) an ownership in a shopping center in Huntsville, Alabama. Business activities consist of rentals to a variety of retail companies, and the ultimate sale or disposition of such real estate. The Partnership currently expects to conduct an orderly liquidation of its remaining investment and wind up its affairs not later than December 31, 1999. The accompanying consolidated financial statements include the accounts of the Partnership and its majority owned venture, Huntsville Mall Associates ("Huntsville"). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1996 and 1995 is summarized as follows:







                                                   1996                              1995
                                                  -------------------------------------------------------------
                                                         TAX BASIS                         TAX BASIS
                                       GAAP BASIS       (Unaudited)       GAAP BASIS      (Unaudited)
                                      ------------      -----------      ------------     -----------
Total assets. . . . . . . . . . . .    $10,388,002        5,184,399       13,090,076       7,040,870
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .     (1,293,541)         (88,662)      (1,046,858)        (32,882)
  Limited partners. . . . . . . . .      6,710,456        5,277,630        8,392,770       7,078,320
Net earnings (loss):
  General partners. . . . . . . . .         18,742          209,646           31,069          28,380
  Limited partners. . . . . . . . .        918,336          799,960        1,522,374       1,390,618
Net earnings (loss)
 per limited
 partnership
 interest . . . . . . . . . . . . .          45.91            39.98            76.10           69.51
                                      ============      ===========      ===========      ==========





     The net earnings (loss) per limited partnership interest ("Interest") is based upon the number of Interests outstanding at the end of each period (20,005). Deficit partners' capital accounts will result, through the duration of the Partnership, in net gain for financial reporting and income tax purposes.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Partnership records investments held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($4,160,423 and $6,481,490 at December 31, 1996 and 1995, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership initially acquired, either directly or through joint ventures, three shopping centers and three office buildings, five of which properties have been sold as of December 31, 1996. The remaining property owned at December 31, 1996, the Parkway City Mall shopping center, is in operation. The cost of the investment property represents the total cost to the Partnership or its venture, including miscellaneous acquisition costs.

     Depreciation on the properties during the period of ownership has been provided over the estimated useful lives of the various components as follows:
                                                             YEARS
                                                             -----

          Buildings and improvements -- straight-line . . .   5-35
                                                              ====

     Maintenance and repairs are generally charged to operations as incurred. Significant betterments and improvements are capitalized and depreciated over their estimated useful lives.





     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 requires that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value cannot be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would be the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) are made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     The remaining investment property of the Partnership is pledged as security for the long-term debt, for which there is no recourse to the Partnership.


HUNTSVILLE - PARKWAY CITY MALL

     The Partnership is a general partner in Huntsville Mall Associates ("Huntsville"). In 1976, Huntsville purchased a shopping center, the Parkway City Mall, in Huntsville, Alabama for $10,024,458. The Partnership originally contributed approximately $3,450,000 to Huntsville.

     In 1979, the original venture partner sold its interest in Huntsville, for which the Partnership had the right of first refusal, to affiliates of the General Partners of the Partnership for $1,050,000 in cash.

     Net cash receipts (as defined) of Huntsville are distributed as follows: the first $83,455 is distributable to the Partnership; the next $343,750 is distributable $275,000 to the Partnership and $68,750 to the venture partner, and any remaining net cash receipts are distributable 60% to the Partnership and 40% to the venture partner. The Partnership received distributions of prior years' net cash receipts of approximately $2,200,000 in May 1996. The Partnership has a preferred position (related to the Partnership's cash investment in Huntsville) with respect to distribution of sale or refinancing proceeds from Huntsville.

     In prior years, the venture partners made non-interest bearing loans (70% funded by the Partnership) to the venture to fund an expansion of the property and certain other improvements. The loans are to be repaid from net sales proceeds. Other long-term liabilities consist of the non-interest bearing loan payable to the venture partner.

     In January 1994, a major tenant at the shopping center exercised its option to extend its lease for five years, from February 1, 1995 through January 31, 2000. Additionally, as occupancy of the property is 75% at December 31, 1996, significant leasing costs may be required in conjunction with Huntsville's continuing efforts to lease vacant space at the property.

     Huntsville's operating profits (other than depreciation expense) are allocated to the Partnership (to a maximum of 80%) in relation to distributions of net cash receipts. Huntsville's operating losses are allocated to the Partnership to the extent of 80%. The Partnership's share of the net earnings of Huntsville in each of 1996, 1995 and 1994 was approximately 66%.

     Huntsville had previously discontinued its distributions effective with the first quarter of 1993 in order to fund certain tenant allowances and a limited renovation of the shopping center in 1993 and 1994.
Subsequently, in response to market conditions, Huntsville had examined a potential redevelopment of the Parkway City Mall which it determined not to undertake, as described below. Consequently, in May 1996, Huntsville made a special distribution of its net cash receipts for 1993, 1994 and a portion of 1995 of which the Partnership's share was approximately $2,200,000.

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

     Recently, certain department stores, some of which already operate stores at Parkway City Mall, have indicated their desire to remain at the center, subject to certain conditions. This may significantly change Huntsville's strategy for the center. Huntsville is currently evaluating its alternatives including a possible remerchandising of the center, in light of these new developments.

     There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for the Parkway City Mall, including, among other things, the following: potential increased competition from the proposed new shopping mall in the area and the timing of the development of such shopping mall, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operations of the property, tenant bankruptcies, the continued operation and success of anchor department store tenants, the quality of existing tenants and the ability to retain such existing tenants and attract new tenants at the property. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of the Parkway City Mall or the timing of such a sale.

     Huntsville has entered into an agreement with an affiliate of the General Partners for the operation and management of the Parkway City Mall.

Such agreement provides for management fees equal to 5% of the property's gross receipts.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1996 and
1995:
                                         1996              1995
                                     -----------       -----------
10% mortgage note, fully
 amortized when due December
 2001, secured by the Parkway
 City Mall shopping center in
 Huntsville, Alabama; payable
 in monthly installments of
 $60,238, including interest. . . . .$ 2,834,870         3,251,069
        Less current portion of
          long-term debt. . . . . . .    460,108           416,495
                                     -----------       -----------
          Total long-term debt. . . .$ 2,374,762         2,834,574
                                     ===========       ===========




     Five-year maturities of long-term debt are summarized as follows:

                    1997. . . . . . . . . .        $460,108
                    1998. . . . . . . . . .         508,287
                    1999. . . . . . . . . .         561,511
                    2000. . . . . . . . . .         620,309
                    2001. . . . . . . . . .         684,655
                                                   ========


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


LEASES - AS PROPERTY LESSOR

     At December 31, 1996, the Partnership's and its consolidated venture's principal assets consist of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants range from one to ten remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with certain shopping center tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.





     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements are as follows:

             1997 . . . . . . . . . . . . . . .  $ 1,716,427
             1998 . . . . . . . . . . . . . . .    1,379,225
             1999 . . . . . . . . . . . . . . .    1,273,352
             2000 . . . . . . . . . . . . . . .    1,075,483
             2001 . . . . . . . . . . . . . . .      553,206
             Thereafter . . . . . . . . . . . .    1,023,687
                                                 -----------
                                                 $ 7,021,380
                                                 ===========

     Additional contingent rent (based on sales by property tenants) included in rental income is as follows:

             1994 . . . . . . . . . . . . . . .     $368,369
             1995 . . . . . . . . . . . . . . .      398,370
             1996 . . . . . . . . . . . . . . .      417,850
                                                    ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions, and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1996 and for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                                            UNPAID AT
                                                           DECEMBER 31,
                            1996       1995       1994        1996
                          --------   --------   --------   ------------
Property management
 fees . . . . . . . . . . $187,284    197,122    182,809        --
Insurance commissions . .    9,211     10,113      9,488        --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses . . . . . . . .      264      2,294        543        --
                          --------   --------   --------   ----------
                          $196,759    209,529    192,840        --
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

     During 1996, the Corporate General Partner received management fees of $88,911 out of distributions of operating cash flow.






                                                                                          SCHEDULE III

                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                            CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              DECEMBER 31, 1996



                                                         COSTS
                                                      CAPITALIZED
                                INITIAL COST TO        SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                PARTNERSHIP (A)     TO ACQUISITION              AT CLOSE OF PERIOD (B)
                           ------------------------- --------------    ------------------------------------
                                         BUILDINGS     BUILDINGS                    BUILDINGS
                                           AND           AND                           AND
               ENCUMBRANCE       LAND   IMPROVEMENTS IMPROVEMENTS          LAND    IMPROVEMENTS   TOTAL (D)
               -----------    --------- ---------------------------     ---------  ------------  ----------

SHOPPING CENTER:

Huntsville,
 Alabama (C).   $2,834,870      429,000    9,095,458     6,886,678        429,000    15,982,136  16,411,136
                ==========     ========   ==========    ==========       ========    ==========  ==========







                                                                              SCHEDULE III - CONTINUED

                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                 LIFE ON WHICH
                                                                                 DEPRECIATION
                                                                                  IN LATEST
                                                                                 STATEMENT OF       1996
                                   ACCUMULATED           DATE OF      DATE        OPERATIONS    REAL ESTATE
                                  DEPRECIATION(E)     CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                 ----------------     ------------ ----------  ---------------  -----------

SHOPPING CENTER:

Huntsville,
 Alabama (C). . . . . . . . . . . .   $11,287,627       1975/1979     2/27/76       5-35 years      188,270
                                      ===========                                                   =======

------------------

Notes:
       (A)   The initial cost to the Partnership represents the original purchase price of the property.

       (B)   The aggregate cost of real estate owned at December 31, 1996 for federal income tax purposes was approximately $16,884,000.

       (C)   This property is owned and operated by a joint venture; as further discussed in the Notes.





                                                                              SCHEDULE III - CONTINUED
                                      JMB INCOME PROPERTIES, LTD. - IV
                                           (A LIMITED PARTNERSHIP)
                                          AND CONSOLIDATED VENTURE

                      CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


        (D)   Reconciliation of real estate owned:

                                                              1996           1995              1994
                                                          -----------    ------------     ------------

             Balance at beginning of period . . . . .     $16,407,029      16,142,486       16,003,408
             Additions during period. . . . . . . . .           4,107         264,543          139,078
                                                          -----------    ------------     ------------
             Balance at end of period . . . . . . . .     $16,411,136      16,407,029       16,142,486
                                                          ===========    ============     ============
        (E)   Reconciliation of accumulated depreciation:

             Balance at beginning of period . . . . .     $10,916,302      10,548,112       10,181,597
             Depreciation expense . . . . . . . . . .         371,325         368,190          366,515
                                                          -----------    ------------     ------------

             Balance at end of period . . . . . . . .     $11,287,627      10,916,302       10,548,112
                                                          ===========    ============     ============






ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with, accountants during fiscal year 1995 and 1996.


                               PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment properties by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants for properties and/or for the sale of properties. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell or refinance a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

     The names, positions held and length of service therein of each director and the executive and certain other officers of the Managing General Partner are as follows:

                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Judd D. Malkin            Chairman                      5/03/71
                          Director                      5/03/71
                          Chief Financial Officer       2/22/96
Neil G. Bluhm             President                     5/03/71
                          Director                      5/03/71
Burton E. Glazov          Director                      7/01/71
Stuart C. Nathan          Executive Vice President      5/08/79
                          Director                      3/14/73
A. Lee Sacks              Director                      5/09/88
John G. Schreiber         Director                      3/14/73
H. Rigel Barber           Executive Vice President      1/02/87
                          Chief Executive Officer       8/01/93
Glenn E. Emig             Executive Vice President      1/01/93
                          Chief Operating Officer       1/01/95




                                                        SERVED IN
NAME                      OFFICE                        OFFICE SINCE
----                      ------                        ------------
Gary Nickele              Executive Vice President      1/01/92
                          General Counsel               2/27/84
Gailen J. Hull            Senior Vice President         6/01/88
Howard Kogen              Senior Vice President         1/02/86
                          Treasurer                     1/01/91

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 7, 1997. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 7, 1997. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-IX ("Carlyle-IX"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI")), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VI ("JMB Income-VI"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")), Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")) and Arvida/JMB Managers-II, Inc. (the general partner of Arvida/JMB Partners, L.P.-II ("Arvida-II")). Most of such directors and officers are also partners of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-IX, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VI, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 59) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.





     Neil G. Bluhm (age 59) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of USC, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 58) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 55) has been associated with JMB since July 1972. Mr. Nathan is also a director of Sportmart Inc., a retailer of sporting goods. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 63) (President and Director of JMB Insurance Agency, Inc.) has been associated with JMB since December 1972.

     John G. Schreiber (age 50) has been associated with JMB since December 1970, and served as an Executive Vice President for JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Partners, an affiliate of the Blackstone Group, L.P. Since 1994, Mr. Schreiber has also served as a Trustee of Amli Residential Property Trust, a publicly-traded real estate
investment trust that invests in multi-family properties.   Mr. Schreiber
is also a director of USC, Inc. He is also a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 47) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 49) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 44) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 48) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 61) has been associated with JMB since March 1973. He is a Certified Public Accountant.








ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. During 1996, management fees of $88,911 were paid to the Managing General Partner and the General Partner received cash distributions from operations of $265,425. In 1995 and 1994, no cash distributions from operations were paid to the General Partners. No management fees were due to the Managing General Partner for 1995 and 1994.

The General Partners received a sale distribution of $88,257 in 1994 from the proceeds of the sale of the Holly Hill Mall shopping center. The General Partners also received a share of the Partnership's earnings for tax purposes aggregating $209,646 in 1996.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned insurance brokerage commissions in 1996 aggregating $9,211, all of which was paid at December 31, 1996, in connection with providing insurance coverage for the remaining real property investments of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     Urban Retail Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership in 1996 for the Parkway City Mall investment property at a fee calculated at 5% of gross income from such property. In 1996, such affiliate earned property management fees of $187,284 for such services, all of which was paid at December 31, 1996. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty upon 60 days' notice.

     The General Partners of the Partnership and their affiliates may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1996, the Managing General Partner of the Partnership and its affiliates were due reimbursement for such out-of-pocket expenses in the amount of $264, all of which was paid at December 31, 1996.

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

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

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

             No annual report for the fiscal year 1996 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.






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

                JMB INCOME PROPERTIES, LTD. - IV

                By:     JMB Realty Corporation
                        Managing General Partner


                        GAILEN J. HULL
                By:     Gailen J. Hull
                        Senior Vice President
                Date:   March 21, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                By:     JMB Realty Corporation
                        Managing General Partner

                        JUDD D. MALKIN*
                By:     Judd D. Malkin, Chairman and
                        Chief Financial Officer
                Date:   March 21, 1997

                        NEIL G. BLUHM*
                By:     Neil G. Bluhm, President and Director
                Date:   March 21, 1997

                        H. RIGEL BARBER*
                By:     H. Rigel Barber, Chief Executive Officer
                Date:   March 21, 1997

                        GLENN E. EMIG*
                By:     Glenn E. Emig, Chief Operating Officer
                Date:   March 21, 1997


                        GAILEN J. HULL
                By:     Gailen J. Hull, Senior Vice President
                        Principal Accounting Officer
                Date:   March 21, 1997

                        A. LEE SACKS*
                By:     A. Lee Sacks, Director
                Date:   March 21, 1997

                        STUART C. NATHAN*
                By:     Stuart C. Nathan, Executive Vice President
                        and Director
                Date:   March 21, 1997

                *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                        GAILEN J. HULL
                By:     Gailen J. Hull, Attorney-in-Fact
                Date:   March 21, 1997




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

 3-B.*    Amended and Restated Agreement
          of Limited Partnership                        Yes

 4.       Mortgage Note secured by the
          Parkway City Mall                             Yes

10-A.     Acquisition documents related
          to the Parkway City Mall                      Yes

21.       List of Subsidiaries                           No

24.       Power of Attorney                              No

27.       Financial Data Schedule                        No