Form 10-Q
period 1997-03-31
JMB INCOME PROPERTIES LTD IV
filed 1997-05-14
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended March 31, 1997   Commission file number 0-8469




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             MARCH 31,    DECEMBER 31,
                                                                               1997          1996
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  4,950,870      4,552,403
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           185,401        338,189
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             8,490         21,226
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            70,631         19,343
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,215,392      4,931,161
                                                                           ------------    -----------
Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           429,000        429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .        15,982,837     15,982,136
                                                                           ------------    -----------
                                                                             16,411,837     16,411,136
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        11,380,217     11,287,627
                                                                           ------------    -----------
        Total investment property, net of accumulated depreciation. .         5,031,620      5,123,509

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            40,158         46,138
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           280,485        287,194
                                                                           ------------    -----------

                                                                           $ 10,567,655     10,388,002
                                                                           ============    ===========






                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    471,707        460,108
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            62,166         54,208
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            11,675         12,300
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .            98,259         79,546
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            47,109          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           690,916        606,162

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            18,595         20,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         2,252,395      2,374,762
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,782,013      3,821,876

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,237,436      1,149,211

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,349,938      2,347,312
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,290,915)    (1,293,541)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        39,824,120     39,695,455
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              6,839,121      6,710,456
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         5,548,206      5,416,915
                                                                           ------------    -----------
                                                                           $ 10,567,655     10,388,002
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)


                                                                                1997            1996
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   751,853      1,048,357
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       51,934         72,987
                                                                             -----------     ----------
                                                                                 803,787      1,121,344
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       69,321         79,610
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       92,590         93,524
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      358,818        428,021
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       36,058         16,033
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .       11,437         13,963
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       16,047         21,447
                                                                             -----------     ----------
                                                                                 584,271        652,598
                                                                             -----------     ----------
          Operating earnings (loss) . . . . . . . . . . . . . . . . . . . .      219,516        468,746

Venture partner's share of venture's operations . . . . . . . . . . . . . .      (88,225)      (165,427)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   131,291        303,319
                                                                             ===========     ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $      6.44          14.86
                                                                             ===========     ==========
          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========     ==========




                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                                (UNAUDITED)

                                                                                 1997           1996
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   131,291        303,319
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       92,590         93,524
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       11,437         13,963
    Venture partner's share of venture's operations . . . . . . . . . . . .       88,225        165,427
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      152,788         45,871
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,736         16,200
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (51,288)       (51,288)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .        6,709         (7,675)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,958            116
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (625)          (835)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,713           (993)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       47,109         47,068
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (2,250)        (1,250)
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      515,393        623,447
                                                                             -----------    -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of short-term investments. . . . . .        --        (3,001,270)
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         (701)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (5,457)        (1,075)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .       (6,158)    (3,002,345)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (110,768)      (100,267)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (110,768)      (100,267)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      398,467     (2,479,165)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,552,403      6,822,336
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 4,950,870      4,343,171
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    69,946         80,445
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                   JMB INCOME PROPERTIES, LTD. - IV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1997 AND 1996

                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1996 which are included in the Partnership's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1997 and for the three months ended March 31, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          March 31,
                                    1997      1996          1997
                                  -------    -------    -------------

Property management fees. . .     $46,010     48,694          --
Insurance commissions . . . .        --           85          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .        --          264          --
                                  -------    -------        ------

                                  $46,010     49,043          --
                                  =======    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     As of March 31, 1997, occupancy of the shopping center was 74%. One of the center's major tenants, Yielding's, vacated its approximate 24,000 square foot store in November 1996 pursuant to a bankruptcy petition filed under Chapter 7 of the bankruptcy code on October 8, 1996. The joint venture has recently executed a lease with Castner-Knott Home Store to open in fall 1997 in the space formerly occupied by Yielding's.

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

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, had announced their intention to open stores at the proposed third mall. The potential development of the third mall continues to have substantial adverse effects on Huntsville's ability to market the Parkway City Mall for lease or sale.

     Recently, certain department stores, some of which already operate stores at the Parkway City Mall, have indicated their desire to open new stores at the center, subject to certain conditions. This may significantly change Huntsville's strategy for the center. Huntsville is currently evaluating its alternatives, including a possible remerchandising of the center, in light of these new developments.

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


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment.

     At March 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $4,951,000, of which approximately $941,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $4,010,000, are available for distributions to partners, tenant improvements, leasing commissions, cash incentives to major department stores and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1997 as compared to December 31, 1996 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained at the venture as described in the notes.

     The decrease in rents and other receivables for the three months ended March 31, 1996 is primarily due to the collection of percentage rents from tenants of approximately $200,000 which was included in rents and other receivables at December 31, 1996.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at March 31, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The decrease in rental income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to a decrease in occupancy and a decrease in recoverable operating expenses at the Parkway City Mall.

     The decrease in interest income for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is primarily due to lower average invested cash balances resulting from the May 1996 distribution of accumulated cash reserves to the partners as discussed in the notes to consolidated financial statements included in the Partnership's 1996 Annual Report.

     The decrease in property operating expenses for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 is due to a decrease in bad debt expense of approximately $54,000 and a decrease in advertising expense of approximately $30,000, partially offset by an increase in payroll expense of approximately $12,000 at the Parkway City Mall.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       84%        82%       84%       75%      74%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 9, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 9, 1997