Form 10-Q
period 1997-06-30
JMB INCOME PROPERTIES LTD IV
filed 1997-08-13
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended June 30, 1997    Commission file number 0-8469




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                             JUNE 30,     DECEMBER 31,
                                                                               1997          1996
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,270,571      4,552,403
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .            95,532        338,189
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            21,226
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           121,919         19,343
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,488,022      4,931,161
                                                                           ------------    -----------
Investment property, at cost:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           429,000        429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .        15,983,765     15,982,136
                                                                           ------------    -----------
                                                                             16,412,765     16,411,136
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .        11,472,819     11,287,627
                                                                           ------------    -----------
        Total investment property, net of accumulated depreciation. .         4,939,946      5,123,509

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            28,720         46,138
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           216,106        287,194
                                                                           ------------    -----------

                                                                           $ 10,672,794     10,388,002
                                                                           ============    ===========






                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                             JUNE 30,     DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    483,598        460,108
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            74,406         54,208
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            11,525         12,300
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           111,158         79,546
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            94,218          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           774,905        606,162

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            17,595         20,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         2,126,944      2,374,762
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,739,551      3,821,876

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,301,596      1,149,211

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,351,607      2,347,312
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,289,246)    (1,293,541)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        39,905,892     39,695,455
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              6,920,893      6,710,456
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         5,631,647      5,416,915
                                                                           ------------    -----------
                                                                           $ 10,672,794     10,388,002
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   689,946       948,693     1,441,799     1,997,050
  Interest income . . . . . . . . . . . . . . .        56,634        72,076       108,568       145,063
                                                  -----------    ----------    ----------    ----------
                                                      746,580     1,020,769     1,550,367     2,142,113
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .        67,004        77,062       136,325       156,672
  Depreciation. . . . . . . . . . . . . . . . .        92,602        92,763       185,192       186,287
  Property operating expenses . . . . . . . . .       374,619       406,241       733,437       834,262
  Professional services . . . . . . . . . . . .        20,694        11,460        56,752        27,493
  Amortization of deferred expenses . . . . . .        11,438        14,038        22,875        28,001
  General and administrative. . . . . . . . . .        32,622        22,419        48,669        43,866
                                                  -----------    ----------    ----------    ----------
                                                      598,979       623,983     1,183,250     1,276,581
                                                  -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . .       147,601       396,786       367,117       865,532

Venture partner's share of
  venture's operations. . . . . . . . . . . . .       (64,160)     (138,260)     (152,385)     (303,687)
                                                  -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . .   $    83,441       258,526       214,732       561,845
                                                  ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $      4.09         12.66         10.52         27.52
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $     --           130.00         --           130.00
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                 1997           1996
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   214,732        561,845
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      185,192        186,287
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       22,875         28,001
    Venture partner's share of venture's operations . . . . . . . . . . . .      152,385        303,687
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      242,657        102,331
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       21,226         26,772
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (102,576)      (102,576)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       71,088        (15,349)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       20,198         10,707
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (775)        (1,692)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31,612           (147)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       94,218         94,136
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (3,250)        (1,250)
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      949,582      1,192,752
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (1,629)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (5,457)        (1,524)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .       (7,086)        (1,524)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (224,328)      (203,063)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --        (2,600,650)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --          (354,337)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .        --          (977,762)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (224,328)    (4,135,812)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      718,168     (2,944,584)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,552,403      6,822,336
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 5,270,571      3,877,752
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $   137,100        158,364
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                        JUNE 30, 1997 AND 1996

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

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. As the Partnership's capital structure only has general and limited partnership interests, the Partnership does not expect any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1997 and for the six months ended June 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                          June 30,
                                   1997       1996          1997
                                 --------    -------    -------------

Property management
  and leasing fees. . . . . .    $ 92,803     99,031          --
Insurance commissions . . . .       9,220      7,657          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .         126        264          --
                                 --------    -------        ------
                                 $102,149    106,952          --
                                 ========    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     As of June 30, 1997, occupancy of the shopping center was 74% of which approximately 10% was occupied by tenants occupying space on a temporary basis. One of the center's tenants, Yeilding's, vacated its approximate 24,000 square foot store in November 1996 pursuant to a bankruptcy petition filed under Chapter 7 of the bankruptcy code on October 8, 1996. The joint venture has recently executed a lease with Castner-Knott Home Store to open in fall 1997 in the space formerly occupied by Yeilding's. On July 7, 1997, a major tenant of the center, Montgomery Ward's, occupying approximately 75,000 square feet or 18% of the center, filed a petition for protection under Chapter 11 of the bankruptcy code, however, the Ward's store is open and continues to operate and pay rent pursuant to its original lease agreement.

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

     Recently, certain department stores, some of which already operate stores at the Parkway City Mall, are in discussion with Huntsville to open new stores at the center, subject to certain conditions. These discussions, along with the lengthy delay of the development of the proposed third mall in the Huntsville market, may significantly change Huntsville's strategy for the center. Huntsville is currently evaluating its alternatives, including a possible remerchandising of the center, in light of these new developments.

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


ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment.

     At June 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,271,000, of which approximately $1,054,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $4,217,000 are available for distributions to partners, tenant improvements, leasing commissions, cash incentives to major department stores and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1997 as compared to December 31, 1996 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained at the venture as described in the notes.

     The decrease in rents and other receivables at June 30, 1997 as compared to December 31, 1996 is primarily due to timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at June 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The decrease accrued rents receivable at June 30, 1997 as compared to December 31, 1996 is primarily due to the write off of Camelot Music's balance, as the tenant vacated Parkway City Mall on February 1, 1997 prior to the expiration of their lease.

     The decrease in rental income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to a decrease in base rents and in recoverable operating expenses due to a decrease in occupancy in 1997 at the Parkway City Mall.

     The decrease in interest income for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to lower average invested cash balances resulting from the May 1996 distribution of accumulated cash reserves to the partners as discussed in the notes to consolidated financial statements included in the Partnership's 1996 Annual Report.

     The decrease in property operating expenses for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to decreases in bad debt and advertising expense, partially offset by an increase in payroll expense at the Parkway City Mall.

     The decrease in venture partner's share of venture operations for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 is primarily due to the decreases of rental and interest income, discussed above, at Parkway City Mall.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       84%        82%       84%       75%      74%     74%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 8, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 8, 1997