Form 10-Q
period 1997-09-30
JMB INCOME PROPERTIES LTD IV
filed 1997-11-12
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1997                     Commission file number 0-8469




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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]   No [  ]

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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  5,357,355      4,552,403
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           138,369        338,189
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            41,081         21,226
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           173,207         19,343
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         5,710,012      4,931,161
                                                                           ------------    -----------
Investment property:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --           429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . .             --        15,982,136
                                                                           ------------    -----------
                                                                                  --        16,411,136
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . .             --        11,287,627
                                                                           ------------    -----------
        Total investment property, net of accumulated depreciation. .             --         5,123,509

Investment property held for sale or disposition. . . . . . . . . . .         4,851,001          --
                                                                           ------------    -----------
        Total investment property . . . . . . . . . . . . . . . . . .         4,851,001      5,123,509

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .            17,283         46,138
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           209,397        287,194
                                                                           ------------    -----------

                                                                           $ 10,787,693     10,388,002
                                                                           ============    ===========





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1997           1996
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    495,789        460,108
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            69,168         54,208
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            10,153         12,300
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .            95,940         79,546
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           141,327          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           812,377        606,162

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            17,595         20,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         1,998,330      2,374,762
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,648,409      3,821,876

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,374,604      1,149,211

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,354,267      2,347,312
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,286,586)    (1,293,541)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        40,036,265     39,695,455
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              7,051,266      6,710,456
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         5,764,680      5,416,915
                                                                           ------------    -----------
                                                                           $ 10,787,693     10,388,002
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1997          1996          1997          1996
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   731,415       995,019     2,173,214     2,992,069
  Interest income . . . . . . . . . . . . . . .        59,358        47,042       167,925       192,105
                                                  -----------    ----------    ----------    ----------
                                                      790,773     1,042,061     2,341,139     3,184,174
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .        62,920        74,448       199,245       231,120
  Depreciation. . . . . . . . . . . . . . . . .        88,944        92,549       274,136       278,836
  Property operating expenses . . . . . . . . .       400,663       367,173     1,134,100     1,201,435
  Professional services . . . . . . . . . . . .         --           17,500        56,752        44,993
  Amortization of deferred expenses . . . . . .        11,437        14,001        34,312        42,002
  General and administrative. . . . . . . . . .        20,767        21,470        69,436        65,336
                                                  -----------    ----------    ----------    ----------
                                                      584,731       587,141     1,767,981     1,863,722
                                                  -----------    ----------    ----------    ----------
          Operating earnings (loss) . . . . . .       206,042       454,920       573,158     1,320,452

Venture partner's share of
  venture's operations. . . . . . . . . . . . .       (73,008)     (163,380)     (225,393)     (467,067)
                                                  -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . .   $   133,034       291,540       347,765       853,385
                                                  ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $      6.52         14.29         17.04         41.81
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $     --            --            --           130.00
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                (UNAUDITED)

                                                                                 1997           1996
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   347,765        853,385
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      274,136        278,837
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .       34,312         42,002
    Venture partner's share of venture's operations . . . . . . . . . . . .      225,393        467,067
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      199,820        (90,080)
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,855)        (6,529)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (153,864)      (153,864)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       77,797        (23,024)
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       14,960         40,574
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,147)        (2,570)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,394         (2,792)
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      141,327        141,205
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (3,250)         1,250
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,152,788      1,545,461
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .       (1,628)         --
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .       (5,457)        (1,524)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .       (7,085)        (1,524)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (340,751)      (308,451)
  Distributions to limited partners . . . . . . . . . . . . . . . . . . . .        --        (2,600,650)
  Distributions to general partners . . . . . . . . . . . . . . . . . . . .        --          (354,337)
  Distributions to venture partner. . . . . . . . . . . . . . . . . . . . .        --          (977,762)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (340,751)    (4,241,200)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                 1997           1996
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      804,952     (2,697,265)
          Cash and cash equivalents, beginning of year. . . . . . . . . . .    4,552,403      6,822,336
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 5,357,355      4,125,071
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $   201,392        233,690
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                      SEPTEMBER 30, 1997 AND 1996

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership and its consolidated venture have committed to plans to sell or dispose of their remaining investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements as of the date of such plan's adoption. The results of operations, net of venture partners' share, for the property and for properties sold or disposed of in the past two years were $401,276 and $870,865, respectively, for the nine months ended September 30, 1997 and 1996.

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


TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1997 and for the nine months ended September 30, 1997 and 1996 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1997       1996          1997
                                 --------    -------    -------------
Property management
  and leasing fees. . . . . .    $127,957    135,811          --
Insurance commissions . . . .       9,573      9,140          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .         154        264          --
                                 --------    -------        ------
                                 $137,684    145,215          --
                                 ========    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     As of September 30, 1997, occupancy of the shopping center was 75%. In addition, approximately 12% of the shopping center was occupied by tenants occupying space on a temporary basis. One of the center's tenants, Yeilding's, vacated its approximate 24,000 square foot store in November 1996 pursuant to a bankruptcy petition filed under Chapter 7 of the bankruptcy code on October 8, 1996. The joint venture executed a lease with Castner Knott Market Centre Store which opened in October 1997 in the space formerly occupied by Yeilding's. On July 7, 1997, a major tenant of the center, Montgomery Ward's, occupying approximately 75,000 square feet or 18% of the center, filed a petition for protection under Chapter 11 of the bankruptcy code. In October 1997, the joint venture received notification that Montgomery Ward intends to close its store at the center on or before December 31, 1997. Under the provisions of the bankruptcy code, Ward's currently has until March 5, 1998 to assume or reject its lease and will continue to pay rent pursuant to its original lease agreement. The joint venture is reviewing its options with respect to the Ward's lease.

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, had announced their intention to open stores at the proposed third mall. The potential development of the third mall has, for several years, had a substantial adverse effects on Huntsville's ability to market the Parkway City Mall for lease or sale.

     Recently, however, the joint venture has approached a potential joint venture buyer, a venturer of which may include the developer contemplating the proposed third mall, with a proposal whereby such buyer would purchase and redevelop the Parkway City Mall rather than such third mall. Pending such negotiations, which are preliminary in nature, such developer has suspended their development of such third mall. In addition, the joint venture continues its negotiations with certain of the existing department stores at the Parkway City Mall to open new stores in conjunction with a potential redevelopment of the shopping center. There can be no assurance that a sale or redevelopment of the shopping center will be completed.

     There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for the Parkway City Mall, including, among other things, the following: potential increased competition from new retailers in the area, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operations of the Parkway City Mall, tenant bankruptcies, the continued operation and success of anchor department store tenants, the quality of existing tenants and the ability to retain such existing tenants and attract new tenants at the Parkway City Mall. As a result, there is no assurance as to what price will ultimately be obtained upon a sale of the Parkway City Mall or the timing of such a sale.

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment.

     During 1996 and 1997, some of the Limited Partners in the Partnership received from unaffiliated third parties unsolicited tender offers to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired with the exception of one which is currently scheduled to expire in November, 1997. As of the date of this report, the Partnership is aware that 9.10% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At September 30, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,357,000, of which approximately $1,076,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $4,281,000 are available for distributions to partners, tenant improvements, leasing commissions, cash incentives to major department stores and other capital expenditures at the Partnership's remaining investment property and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999 (sooner if the last remaining property is sold in the near term), barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1997 as compared to December 31, 1996 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained by the venture as described in the notes.

     The decrease in rents and other receivables at September 30, 1997 as compared to December 31, 1996 is primarily due to timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1997 as compared to December 31, 1996 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The decrease in accrued rents receivable at September 30, 1997 as compared to December 31, 1996 is primarily due to the write off of Camelot Music's balance, as the tenant vacated the Parkway City Mall on February 1, 1997 prior to the expiration of their lease pursuant to its filing for protection under Federal bankruptcy laws.

     The decrease in rental income for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to a decrease in base rents and in recoverable operating expenses due to a decrease in occupancy in 1997 at the Parkway City Mall primarily as a result of Yeilding's closing its approximately 24,000 square foot store in October 1996 and Castner Knott Market Centre Store not opening until October 1997.

     The increase in interest income for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to increased average invested cash balances as a result of cash generated by the Parkway City investment property. The decrease in interest income for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to lower average invested cash balances resulting from the May 1996 distribution of accumulated cash reserves to the partners as discussed in the notes to consolidated financial statements included in the Partnership's 1996 Annual Report.

     The increase in property operating expenses for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 is primarily due to an increase in administrative and other operating costs. The decrease in property operating expenses for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 is primarily due to decreases in bad debt and advertising expense, partially offset by an increase in payroll expense at the Parkway City Mall.

     The decrease in venture partner's share of venture operations for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 is primarily due to the decreases of rental and interest income, discussed above, at the Parkway City Mall.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1996                                1997
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       84%        82%       84%       75%      74%     74%     75%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 12, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 12, 1997