Form 10-K405
period 1997-12-31
JMB INCOME PROPERTIES LTD IV
filed 1998-03-30
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-K


               Annual Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1997                     Commission file number 0-8469



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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. Not applicable.

Documents incorporated by reference:  None

                             TABLE OF CONTENTS



                                                            Page
                                                            ----
PART I

Item 1.      Business . . . . . . . . . . . . . . . . . . .   1

Item 2.      Properties . . . . . . . . . . . . . . . . . .   4

Item 3.      Legal Proceedings. . . . . . . . . . . . . . .   6

Item 4.      Submission of Matters to a
             Vote of Security Holders . . . . . . . . . . .   6


PART II

Item 5.      Market for the Partnership's
             Limited Partnership Interests
             and Related Security Holder Matters. . . . . .   6

Item 6.      Selected Financial Data. . . . . . . . . . . .   7

Item 7.      Management's Discussion and
             Analysis of Financial Condition
             and Results of Operations. . . . . . . . . . .  10

Item 7A.     Quantitative and Qualitative
             Disclosures About Market Risk. . . . . . . . .  12

Item 8.      Financial Statements and
             Supplementary Data . . . . . . . . . . . . . .  13

Item 9.      Changes in and Disagreements
             with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . .  33


PART III

Item 10.     Directors and Executive Officers
             of the Partnership . . . . . . . . . . . . . .  33

Item 11.     Executive Compensation . . . . . . . . . . . .  36

Item 12.     Security Ownership of Certain
             Beneficial Owners and Management . . . . . . .  37

Item 13.     Certain Relationships and
             Related Transactions . . . . . . . . . . . . .  39

PART IV

Item 14.     Exhibits, Financial Statement Schedules,
             and Reports on Form 8-K. . . . . . . . . . . .  39



SIGNATURES    . . . . . . . . . . . . . . . . . . . . . . .  40

                                  PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd.-IV (the "Partnership"), is a limited partnership formed in early 1976 and currently governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial real property. The Partnership sold $20,000,000 in Limited Partnership interests (the "Interests") at $1,000 per Interest to the public commencing on July 26, 1976 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-55624). The offering closed September 24, 1976. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership share in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

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

     The Partnership has made the real property investments set forth in the following table:

                                                        SALE OR DISPOSITION
                                                         DATE OR IF OWNED
                                                       AT DECEMBER 31, 1997,
NAME, TYPE OF PROPERTY                       DATE OF     ORIGINAL INVESTED
     AND LOCATION                SIZE       PURCHASE  CAPITAL PERCENTAGE (a)          TYPE OF OWNERSHIP
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
                                sq.ft.                                              and improvements







-----------------------

  (a) The computation of this percentage for the property held at December 31, 1997 does not include amounts invested from sources other than the original net proceeds of the public offering as described above and in
Item 7.

  (b) Reference is made to the Notes and to Schedule III filed with this annual report for the current outstanding principal balance and a description of the long-term mortgage indebtedness secured by this real property investment.

  (c) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership has made this real property investment.

  (d) Reference is made to Item 8 - Schedule III filed with this annual report for further information concerning real estate taxes and depreciation.

  (e) Reference is made to Item 6 - Selected Financial Data for additional operating and lease expiration data concerning this investment property.


     The Partnership's remaining real property investment is subject to competition from similar types of properties in the vicinity in which it is located. Such competition is generally for the retention of existing tenants. Additionally, the Partnership is in competition for new tenants if significant vacancies are present. Reference is made to Item 7 below for a discussion of competitive conditions and future capital improvement plans of the Partnership and its investment property. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintains the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants. In the opinion of the Managing General Partner of the Partnership, the remaining investment property held at December 31, 1997 is adequately insured.

     Reference is made to the Notes for a schedule of minimum lease payments to be received in each of the next five years, and in the aggregate thereafter, under leases in effect at the Partnership's remaining property as of December 31, 1997.

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

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal year 1997 and 1996 for the Partnership's investment property owned during 1997:

                                                               1996                       1997
                                                     -------------------------  -------------------------
                                 Principal             At    At     At     At     At     At     At    At
                                 Business             3/31  6/30   9/30  12/31   3/31   6/30   9/30 12/31
                                 ----------           ----  ----   ----  -----   ----   ----  ----- -----
1. Parkway City Mall
    Huntsville,
    Alabama . . . . . . . . .    Retail                84%   82%    84%    75%    74%    74%    75%   61%





     Reference is made to Item 6, Item 7 and to the Notes for further information regarding property occupancy, competitive conditions and tenant leases at the Partnership's remaining investment property.



ITEM 3.  LEGAL PROCEEDINGS

     The Partnership is not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1996 and 1997.




                                  PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     As of December 31, 1997, there were 1,551 record Holders of Interests of the Partnership. There is no public market for Interests and it is not anticipated that a public market for Interests will develop. Upon request, the Managing General Partner may provide information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price to be paid for the Interests as well as any other economic aspects of the transaction will be subject to negotiation by the investor. There are certain conditions and restrictions on the transfer of Interests, including, among other things, the requirement that the substitution of a transferee of Interests as a Limited Partner of the Partnership be subject to the written consent of the Managing General Partner, which may be granted or withheld in its sole and absolute discretion. The rights of a transferee of Interests who does not become a substituted Limited Partner will be limited to the rights to receive his share of profits or losses and cash distributions from the Partnership, and such transferee will not be entitled to vote such Interests or have other rights of a Limited Partner. No transfer will be effective until the first day of the next succeeding calendar quarter after the requisite transfer form satisfactory to the Managing General Partner has been received by the Managing General Partner. The transferee consequently will not be entitled to receive any cash distributions or any allocable share of profits or losses for tax purposes until such succeeding calendar quarter. Profits or losses from operations of the Partnership for a calendar year in which a transfer occurs will be allocated between the transferor and the transferee based upon the number of quarterly periods in which each was recognized as the holder of Interests, without regard to the results of Partnership's operations during particular quarterly periods and without regard to whether cash distributions were made to the transferor or transferee. Profits or losses arising from the sale or other disposition of Partnership properties will be allocated to the recognized holder of the Interests as of the last day of the quarter in which the Partnership recognized such profits or losses. Cash distributions to a holder of Interests arising from the sale or other disposition of Partnership properties will be distributed to the recognized holder of the Interests as of the last day of the quarterly period with respect to which distribution is made.

     Reference is made to Item 6 below for a discussion of cash distributions made to the Holders of Interest.

    Reference is made to Item 7 for a discussion of unsolicited tender offers received from unaffiliated third parties.

ITEM 6.  SELECTED FINANCIAL DATA

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                 DECEMBER 31, 1997, 1996, 1995, 1994 AND 1993
                                 (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                 1997           1996          1995           1994          1993
                             -----------     ----------    ----------     ----------    ----------
Total income. . . . . . . .  $ 3,564,209      3,976,232     4,663,663      3,908,841     4,040,273
                             ===========     ==========    ==========     ==========    ==========
Net earnings (loss) . . . .  $   833,564        937,078     1,553,443      1,122,589     1,285,322
                             ===========     ==========    ==========     ==========    ==========
Net earnings (loss)
  per limited partner-
  ship Interest (b) . . . .  $     40.83          45.91         76.10          54.99         62.97
                             ===========     ==========    ==========     ==========    ==========

Total assets. . . . . . . .  $11,097,934     10,388,002    13,090,076     11,147,874    10,631,311
Long-term debt. . . . . . .  $ 1,866,179      2,374,762     2,834,574      3,251,069     3,628,086
Cash distributions
 per Interest (c) . . . . .  $     --            130.00         --             25.00         55.00
                             ===========     ==========    ==========     ==========    ==========


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



SIGNIFICANT PROPERTY - SELECTED RENTAL AND OPERATING DATA AS OF DECEMBER 31, 1997


Property
--------
Parkway City Mall   a)   The gross leasable area ("GLA") occupancy rate
                         and average base rent per square foot as of
                         December 31, for each of the last five years
                         were as follows:
                                                      GLA             Avg. Base Rent Per
                          December 31,           Occupancy Rate       Square Foot (1)
                          ------------           --------------       ------------------
                                1993. . . . . .       83%                  $6.96
                                1994. . . . . .       84%                   6.65
                                1995. . . . . .       86%                   7.50
                                1996. . . . . .       75%                   7.08
                                1997. . . . . .       61%                   7.46

                                (1)  Average base rent per square foot is based on GLA occupied as of December 31 of each year.

                                                                  Base Rent  Scheduled Lease Lease
                    b)     Significant Tenants       Square Feet  Per Annum  Expiration Date Renewal Option
                           -------------------       -----------  ---------  --------------- --------------
                           Montgomery Ward &         74,800       $ 79,900   8/31/04 (1)     Two 5-year
                           Company                                                           terms
                           (Department Store)

                           McRae's                   75,000         91,000   1/31/00         Three 5-year
                           (Department Store)                                                terms

                           Parisian's                76,900        450,000   2/28/01         Two 5-year
                           (Department Store)                                                terms

                           ---------

                           (1)  On July 7, 1997, Montgomery Ward & Company filed a petition for protection under
Chapter 11 of the Federal bankruptcy code.  Montgomery Ward vacated its space on December 31, 1997.  On February
6, 1998, Proffitt's Incorporated and Montgomery Ward entered into an agreement to assign Montgomery Ward's interest in its lease at the property to Proffitt's.  Such assignment was approved by the bankruptcy court on
March 5, 1998 and is expected to be consummated shortly as more fully discussed in the Notes.

                    c) The following table sets forth certain information with respect to the expiration of leases for the next ten years at the Parkway City Mall:

                                                                               Annualized        Percent of
                                             Number of        Total GLA        Base Rent         Total 1997
                           Year Ending       Expiring         of Expiring      of Expiring       Base Rent
                           December 31,      Leases           Leases           Leases            Expiring
                           ------------      -------------    -----------      -----------       -----------
                           1998                 6               25,246          291,770             15%
                           1999                 6                7,918          182,915             10%
                           2000                 6              105,460          455,345             24%
                           2001                 3               80,770          531,000             28%
                           2002                 3                6,072          102,600              5%
                           2003                 1                1,947           33,264              2%
                           2004  (1)            3               89,495          258,905             14%
                           2005                 2                6,325           95,937              5%
                           2006                --               --                --                --
                           2007                --               --                --                --

                           (1)   As more fully discussed in Item 7 and the Notes to the Consolidated Financial
Statements, Montgomery Ward received permission from the bankruptcy court to assign its interest in its lease to
Proffitt's Incorporated.  Therefore, the expiration of this lease continues to be in 2004. However, as the agreement between Montgomery Ward and Proffitt's has not been consummated, it remains a possibility that
Montgomery Ward will reject the lease in bankruptcy court which would cause the lease to terminate in 1998.



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

     During 1996, 1997 and 1998, some of the Holders of Interests in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired with the exception of one which is currently scheduled to expire in April 1998. As of the date of this report, the Partnership is aware that 9.99% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, has established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee has retained independent counsel to advise it in connection with any potential tender offers for Interests and has retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     At December 31, 1997, the Partnership and its consolidated venture had cash and cash equivalents of approximately $5,539,000 of which approximately $1,104,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $4,435,000 are available for tenant improvements and other capital expenditures, distributions to partners and for working capital requirements. The Partnership and its consolidated venture have not budgeted any significant amounts for tenant improvements or other capital expenditures in 1998 at the Parkway City Mall. The Partnership and its consolidated venture have also not budgeted any amounts that may be expended to retain or attract certain tenants or to pursue alternative development or sales strategies as discussed further in the Notes. Actual amounts expended in 1998 depend upon a number of factors including actual leasing activity, results of property operations, liquidity considerations and other market conditions over the course of the year. The ultimate source of capital for long-term future liquidity and distributions is expected to be from net cash generated by the Partnership's remaining shopping center investment property and from the sale of such investment. The Partnership believes it has sufficient cash reserves to meet its short-term liquidity needs. In such regard, reference is made to the Partnership's property specific discussion below. The Partnership's and its venture's mortgage obligation is a separate non-recourse loan secured by the investment property and is not an obligation of the Partnership, and the Partnership and its venture are not personally liable for the payment of the mortgage indebtedness.

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, had announced their intention to open stores at the proposed third mall. The potential development of the third mall has, for several years, had a substantial adverse effect on Huntsville's ability to market the Parkway City Mall for lease or sale.

     The joint venture is continuing its discussions with a potential buyer for the shopping center, the participants in which may include the developer contemplating the proposed third mall in the Huntsville market. Under the proposal, such buyer would purchase and redevelop the shopping center rather than develop such third mall. Pending such negotiations, which are preliminary in nature, such developer has suspended its development of the third mall. In March 1998, Proffitt's entered into a non-binding letter of intent to open two new stores at the shopping center (one of which would be located at the former Montgomery Ward store location, as discussed in the Notes) in connection with a potential redevelopment of the shopping center. However, there can be no assurance that a sale or redevelopment of the shopping center will be completed.


     GENERAL

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

Therefore, the affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

     RESULTS OF OPERATIONS

     The increases in cash and cash equivalents and venture partner's equity in venture at December 31, 1997 as compared to December 31, 1996 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained by the venture as described in the Notes.

     The increase in rents and other receivables at December 31, 1997 as compared to December 31, 1996 is primarily due to the timing of rental receipts at the Parkway City Mall.

     The decrease in accrued rents receivable at December 31, 1997 as compared to December 31, 1996 is primarily due to the write off of Camelot Music's balance, as the tenant vacated the Parkway City Mall on February 1, 1997 prior to the expiration of their lease pursuant to its filing for protection under Federal bankruptcy laws.

     The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to a decrease in base rents and in recoverable operating expenses due to a decrease in occupancy in 1997 at the Parkway City Mall primarily as a result of Yeilding's closing its approximately 24,000 square foot store in October 1996 and Castner Knott Market Centre Store not opening until October 1997. The decreases in rental income for the year ended December 31, 1996 as compared to December 31, 1995 is primarily due to a decrease in occupancy at Parkway City Mall during 1996 and the effects of rents being accrued ratably over the terms of the leases in 1996 and 1995.

     The decrease in interest income for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the May 1996 distribution of accumulated cash reserves which reduced the average invested cash balance.

     The decrease in depreciation expense for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is due to no further depreciation expense being incurred on the Parkway City Mall as a result of this property being classified as "held for sale or disposition" in accordance with SFAS 121 on September 30, 1997 and therefore is not subject to continued depreciation as of that date.

     The increase in property operating expenses for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to increases at Parkway City Mall in salary expense as a result of a greater number of security, maintenance and administrative personnel during 1997, and administrative and other operating costs, primarily concerning professional consulting fees associated with the sale or redevelopment of the mall and legal fees associated with tenant rental collections. The increase in property operating expenses for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is the result of increased advertising and advertising production costs of approximately $120,000, partially offset by a reduction in market research costs incurred during 1995 of approximately $55,000.

     During 1996, the Corporate General Partner received management fees of $88,911 out of distributions of operating cash flow.

     The decrease in venture partner's share of venture's operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 as well as for the year ended December 31, 1996 as compared to the year ended December 31, 1995 is primarily due to the decreases in rental and interest income and increases in property operating expenses at Parkway City Mall, discussed above.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on rental income or property operating expenses.

     Inflation is not expected to significantly impact future operations due to the expected liquidation of the Partnership by 1999. However, to the extent that inflation in future periods would have an adverse impact on property operating expenses, the effect would partially be offset by amounts recovered from tenants as certain of the long-term leases at the Partnership's commercial property have escalation clauses covering increases in the cost of operating and maintaining the property as well as real estate taxes. Therefore, there should be little effect on operating earnings if the property remains substantially occupied. In addition, certain of the leases contain provisions which entitle the Partnership to participate in gross receipts of tenants above fixed minimum amounts.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                     JMB INCOME PROPERTIES, LTD. - IV
                          (A LIMITED PARTNERSHIP)
                         AND CONSOLIDATED VENTURE

                                   INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1997 and 1996

Consolidated Statements of Operations, years ended December 31,
  1997, 1996 and 1995

Consolidated Statements of Partners' Capital Accounts (Deficits), years ended December 31, 1997, 1996 and 1995

Consolidated Statements of Cash Flows, years ended December 31,
  1997, 1996 and 1995

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IV and consolidated venture at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in the Notes to the consolidated financial statements, in 1996, the Partnership and its consolidated venture changed their method of accounting for long-lived assets and long-lived assets to be disposed of to conform with Statement of Financial Accounting Standards No. 121.







                                          KPMG PEAT MARWICK LLP


Chicago, Illinois
March 25, 1998

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                          CONSOLIDATED BALANCE SHEETS

                                          DECEMBER 31, 1997 AND 1996

                                                    ASSETS
                                                    ------
                                                                               1997             1996
                                                                           ------------     ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .    $  5,539,319        4,552,403
  Rents and other receivables (net of allowance for doubtful accounts
    of $50,017 for 1997 and $75,027 for 1996) . . . . . . . . . . . . .         440,968          338,189
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .          25,675           21,226
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .             750           19,343
                                                                           ------------     ------------
          Total current assets. . . . . . . . . . . . . . . . . . . . .       6,006,712        4,931,161
                                                                           ------------     ------------
Investment property - Schedule III:
  Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --             429,000
  Buildings and improvements. . . . . . . . . . . . . . . . . . . . . .           --          15,982,136
                                                                           ------------     ------------
                                                                                  --          16,411,136
  Less accumulated depreciation . . . . . . . . . . . . . . . . . . . .           --          11,287,627
                                                                           ------------     ------------
          Total investment property,
            net of accumulated depreciation . . . . . . . . . . . . .             --           5,123,509

Investment property held for sale or disposition. . . . . . . . . . . .       4,860,403            --
                                                                           ------------     ------------
          Total investment property . . . . . . . . . . . . . . . . . .       4,860,403            --

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,845           46,138
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .         224,974          287,194
                                                                           ------------     ------------
                                                                           $ 11,097,934       10,388,002
                                                                           ============     ============





                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                    CONSOLIDATED BALANCE SHEETS - CONTINUED

                             LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                             -----------------------------------------------------

                                                                               1997             1996
                                                                           ------------     ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .    $    508,287          460,108
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .          29,828           54,208
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . .          13,851           12,300
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . .          74,814           79,546
                                                                           ------------     ------------
          Total current liabilities . . . . . . . . . . . . . . . . . .         626,780          606,162

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .          17,595           20,845
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .         820,107          820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . . .       1,866,179        2,374,762
                                                                           ------------     ------------
Commitments and contingencies

          Total liabilities . . . . . . . . . . . . . . . . . . . . . .       3,330,661        3,821,876

Venture partner's equity in venture . . . . . . . . . . . . . . . . . .       1,516,794        1,149,211

Partners' capital accounts (deficits):
  General partners:
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .       2,363,983        2,347,312
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .      (3,640,853)      (3,640,853)
                                                                           ------------     ------------
                                                                             (1,276,870)      (1,293,541)
                                                                           ------------     ------------
  Limited partners (20,005 interests):
     Capital contributions, net of offering costs . . . . . . . . . . .      17,996,292       17,996,292
     Cumulative net earnings. . . . . . . . . . . . . . . . . . . . . .      40,512,348       39,695,455
     Cumulative cash distributions. . . . . . . . . . . . . . . . . . .     (50,981,291)     (50,981,291)
                                                                           ------------     ------------
                                                                              7,527,349        6,710,456
                                                                           ------------     ------------
          Total partners' capital accounts. . . . . . . . . . . . . . .       6,250,479        5,416,915
                                                                           ------------     ------------

                                                                           $ 11,097,934       10,388,002
                                                                           ============     ============

                         See accompanying notes to consolidated financial statements.

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                              1997            1996              1995
                                                          -----------     ------------      -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . .     $ 3,331,500        3,733,410        4,348,517
  Interest income . . . . . . . . . . . . . . . . . .         232,709          242,822          315,146
                                                          -----------     ------------      -----------
                                                            3,564,209        3,976,232        4,663,663
                                                          -----------     ------------      -----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . .         264,004          302,890          342,698
  Depreciation. . . . . . . . . . . . . . . . . . . .         274,235          371,325          368,190
  Property operating expenses . . . . . . . . . . . .       1,627,387        1,545,605        1,457,195
  Professional services . . . . . . . . . . . . . . .          61,068           40,461           49,400
  Amortization of deferred expenses . . . . . . . . .          45,749           61,088           58,831
  Management fees to Corporate General Partner. . . .           --              88,911            --
  General and administrative. . . . . . . . . . . . .          90,619           77,948           46,413
                                                          -----------     ------------      -----------
                                                            2,363,062        2,488,228        2,322,727
                                                          -----------     ------------      -----------
                                                            1,201,147        1,488,004        2,340,936
Venture partner's share of
  venture operations. . . . . . . . . . . . . . . . .        (367,583)        (550,926)        (787,493)
                                                          -----------     ------------      -----------

        Net earnings (loss) . . . . . . . . . . . . .     $   833,564          937,078        1,553,443
                                                          ===========     ============      ===========
        Net earnings (loss) per limited
         partnership interest . . . . . . . . . . . .     $     40.83            45.91            76.10
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

                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                          CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                                                     NET OF
                            NET          CASH                       OFFERING       NET         CASH
                          EARNINGS   DISTRIBUTIONS     TOTAL         COSTS       EARNINGS  DISTRIBUTIONS    TOTAL
                         ----------  -------------  -----------   -----------   ---------- -------------  ----------
Balance (deficits)
 December 31,
 1994 . . . . . . . . .  $2,297,501    (3,375,428)  (1,077,927)    17,996,292   37,254,745  (48,380,641)  6,870,396

Net earnings
 (loss) . . . . . . . .      31,069         --          31,069         --        1,522,374        --      1,522,374
Cash distributions. . .       --            --           --            --            --           --          --
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------

Balance (deficits)
 December 31,
 1995 . . . . . . . . .   2,328,570    (3,375,428)  (1,046,858)    17,996,292   38,777,119  (48,380,641)  8,392,770

Net earnings
 (loss) . . . . . . . .      18,742         --          18,742         --          918,336        --        918,336
Cash distributions
 ($130.00 per limited
 partnership interest).       --         (265,425)    (265,425)        --            --      (2,600,650) (2,600,650)
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------






                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                    CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                     CONTRI-
                                                                     BUTIONS
                                                                     NET OF
                            NET          CASH                       OFFERING       NET         CASH
                          EARNINGS   DISTRIBUTIONS     TOTAL         COSTS       EARNINGS  DISTRIBUTIONS     TOTAL
                         ----------  -------------  -----------   -----------   ---------- -------------  ----------

Balance (deficits)
 December 31,
 1996 . . . . . . . . .   2,347,312    (3,640,853)  (1,293,541)   17,996,292    39,695,455  (50,981,291)  6,710,456

Net earnings
 (loss) . . . . . . . .      16,671         --          16,671         --          816,893        --        816,893
Cash distributions. . .       --            --           --            --            --           --          --
                         ----------   -----------  -----------    -----------   ----------  -----------  ----------

Balance (deficits)
 December 31,
 1997 . . . . . . . . .  $2,363,983    (3,640,853)  (1,276,870)   17,996,292    40,512,348  (50,981,291)  7,527,349
                         ==========   ===========  ===========    ===========   ==========  ===========  ==========


















                            See accompanying notes to consolidated financial statements.

                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                              1997            1996               1995
                                                          -----------      -----------       -----------
Cash flows from operating activities:
  Net earnings. . . . . . . . . . . . . . . . . . . .      $  833,564          937,078         1,553,443
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . .         274,235          371,325           368,190
    Amortization of deferred expenses . . . . . . . .          45,749           61,088            58,831
    Venture partner's share of venture operations . .         367,583          550,926           787,493
  Changes in:
    Rents and other receivables . . . . . . . . . . .        (102,779)          41,688           (93,482)
    Prepaid expenses. . . . . . . . . . . . . . . . .          (4,449)           5,860              (795)
    Accrued rents receivable. . . . . . . . . . . . .          62,220          (36,640)         (250,554)
    Escrow deposits . . . . . . . . . . . . . . . . .          18,593             (463)             (499)
    Accounts payable. . . . . . . . . . . . . . . . .         (24,380)          37,859           (20,094)
    Accrued interest. . . . . . . . . . . . . . . . .           1,551           (3,766)           (3,142)
    Unearned rents. . . . . . . . . . . . . . . . . .          (4,732)          33,865             2,269
    Tenant security deposits. . . . . . . . . . . . .          (3,250)           2,000              (750)
                                                          -----------      -----------       -----------
          Net cash provided by (used in)
            operating activities. . . . . . . . . . .       1,463,905        2,000,820         2,400,910
                                                          -----------      -----------       -----------
Cash flows from investing activities:
  Net sales and maturities (purchases) of
    short-term investments. . . . . . . . . . . . . .           --               --            1,959,761
  Additions to investment properties  . . . . . . . .         (11,129)          (4,107)         (264,543)
  Payment of deferred expenses. . . . . . . . . . . .          (5,456)          (6,610)           (6,852)
                                                          -----------      -----------       -----------
          Net cash provided by (used in)
            investing activities. . . . . . . . . . .         (16,585)         (10,717)        1,688,366
                                                          -----------      -----------       -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . .        (460,404)        (416,199)         (377,017)
  Distributions to venture partner. . . . . . . . . .           --            (977,762)            --
  Distributions to limited partners . . . . . . . . .           --          (2,600,650)            --
  Distributions to general partners . . . . . . . . .           --            (265,425)            --
                                                          -----------      -----------       -----------
          Net cash used in financing activities . . .        (460,404)      (4,260,036)         (377,017)
                                                          -----------      -----------       -----------




                                          JMB INCOME PROPERTIES, LTD. - IV
                                               (A LIMITED PARTNERSHIP)
                                              AND CONSOLIDATED VENTURE

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



                                                              1997            1996               1995
                                                          -----------      -----------       -----------

          Net increase (decrease) in cash
            and cash equivalents. . . . . . . . . . .         986,916       (2,269,933)        3,712,259
          Cash and cash equivalents,
            beginning of year . . . . . . . . . . . .       4,552,403        6,822,336         3,110,077
                                                          -----------      -----------       -----------
          Cash and cash equivalents,
            end of year . . . . . . . . . . . . . . .     $ 5,539,319        4,552,403         6,822,336
                                                          ===========      ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and other interest . . . . .     $   262,453          306,656           345,840
                                                          ===========      ===========       ===========
  Non-cash investing and financing activities . . . .     $     --               --                --
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

                     DECEMBER 31, 1997, 1996 AND 1995



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

Such GAAP and consolidation adjustments are not recorded on the records of the Partnership. The net effect of these items for the years ended December 31, 1997 and 1996 is summarized as follows:


                                                     1997                               1996
                                                    -------------------------------------------------------------
                                                           TAX BASIS                          TAX BASIS
                                         GAAP BASIS       (Unaudited)       GAAP BASIS       (Unaudited)
                                        ------------      -----------      ------------      -----------
Total assets. . . . . . . . . . . .      $11,097,934        5,977,403       10,388,002        5,184,399
Partners' capital
 accounts (deficits):
  General partners. . . . . . . . .       (1,276,870)         (72,802)      (1,293,541)         (88,662)
  Limited partners. . . . . . . . .        7,527,349        6,054,773        6,710,456        5,277,630
Net earnings (loss):
  General partners. . . . . . . . .           16,671           15,860           18,742          209,646
  Limited partners. . . . . . . . .          816,893          777,144          918,336          799,960
Net earnings (loss)
 per limited
 partnership
 interest . . . . . . . . . . . . .            40.83            38.85            45.91            39.98
                                        ============       ==========      ===========       ==========


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

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Partnership records investments held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy is to consider all such amounts held with original maturities of three months or less ($5,221,075 and $4,160,423 at December 31, 1997 and 1996, respectively) as cash equivalents, which includes investments in an institutional mutual fund which holds United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

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

     The Partnership initially acquired, either directly or through joint ventures, three shopping centers and three office buildings, five of which properties have been sold as of December 31, 1997. The remaining property owned at December 31, 1997, the Parkway City Mall shopping center, is in operation. The cost of the investment property represents the total cost to the Partnership or its venture, including miscellaneous acquisition costs.

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

     As of September 30, 1997, the Partnership committed to a plan to sell the Parkway City Mall investment property. Accordingly, the property is classified at September 30, 1997 as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partner's share, for the property is $885,434, $1,019,120 and $1,485,855, respectively, for the years ended December 31, 1997, 1996 and 1995. The property is pledged as security for the long-term debt, for which there is no recourse to the Partnership.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only has general and limited partnership interests, the Partnership will not experience any significant impact on its consolidated financial statements.


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

     In prior years, the venture partners made non-interest bearing loans (70% funded by the Partnership) to the venture to fund an expansion of the property and certain other improvements. The loans are to be repaid from net sales proceeds prior to any distributions as described above. Other long-term liabilities consist of the non-interest bearing loan payable to the venture partner.

     Huntsville's operating profits (other than depreciation expense) are allocated to the Partnership (to a maximum of 80%) in relation to distributions of net cash receipts. Huntsville's operating losses are allocated to the Partnership to the extent of 80%. The Partnership's share of the net earnings of Huntsville in 1997, 1996 and 1995 was approximately 71%, 66% and 66%, respectively.

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

     As of December 31, 1997, occupancy of the shopping center was 61%, a decrease of 14% from December 31, 1996. In addition, approximately 11% of the shopping center was occupied by tenants occupying space on a temporary basis. One of the center's tenants, Yeilding's, vacated its approximate 24,000 square foot store in November 1996 after a bankruptcy petition was filed under Chapter 7 of the bankruptcy code on October 8, 1996. The joint venture executed a lease with Castner Knott Market Centre Store which opened in October 1997 in the space formerly occupied by Yeilding's. On July 7, 1997, a major tenant of the center, Montgomery Ward, occupying approximately 75,000 square feet or 18% of the center, filed a petition for protection under Chapter 11 of the bankruptcy code. In October 1997, the joint venture received notification that Montgomery Ward would close its store at the center on December 31, 1997. Under the provisions of the bankruptcy code, Montgomery Ward had until March 5, 1998 to assume or reject its lease and in the meantime was obligated to continue to pay rent pursuant to its original lease agreement. However, in February 1998, Proffitt's Incorporated and Montgomery Ward entered into an assignment and assumption agreement whereby Montgomery Ward assigned its interest in its lease at the shopping center to Proffitt's. Such assignment was approved by the bankruptcy court on March 5, 1998 and is expected to be consummated shortly. In order to encourage such assignment, the joint venture has agreed in principle with Proffitt's to allow the former Montgomery Ward store to remain unoccupied for a period not to exceed two years, pending a redevelopment of the shopping center. During this time no minimum or percentage rent would be due under the former Montgomery Ward lease. There can be no assurance that any redevelopment of the shopping center will be completed. However, the Partnership believes that this arrangement is necessary to position the property for sale to a potential buyer.

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, had announced their intention to open stores at the proposed third mall. The potential development of the third mall has, for several years, had a substantial adverse effect on Huntsville's ability to market the Parkway City Mall for lease or sale.

     The joint venture is continuing its discussions with a potential buyer for the shopping center, the participants in which may include the developer contemplating the proposed third mall in the Huntsville market. Under the proposal, such buyer would purchase and redevelop the shopping center rather than develop such third mall. Pending such negotiations, which are preliminary in nature, such developer has suspended its development of the third mall. In March 1998, Proffitt's entered into a non-binding letter of intent to open two new stores at the shopping center (one of which would be located at the former Montgomery Ward store location, as discussed above) in connection with a potential redevelopment of the shopping center. However, there can be no assurance that a sale or redevelopment of the shopping center will be completed.

     There are a number of factors that may affect the timing of a sale and the sale price that will ultimately be achieved for the Parkway City Mall, including, among other things, the following: progress made toward the potential redevelopment of the shopping center, potential increased competition from any new shopping mall in the area, the relative attractiveness of retail properties for investment purposes, conditions for retailing generally, interest rates, the actual operations of the property, tenant bankruptcies, the continued operation and success of anchor department store tenants, the quality of existing tenants and the ability to retain such existing tenants and attract new tenants at the property.
As a result, there is no assurance as to what price will ultimately be obtained upon a sale of the Parkway City Mall or the timing of such a sale.

     Huntsville has entered into an agreement with an affiliate of the General Partners for the operation and management of the Parkway City Mall.

Such agreement provides for management fees equal to 5% of the property's gross receipts.

LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 1997 and
1996:
                                            1997               1996
                                         ----------         ---------
10% mortgage note, fully
 amortized when due December
 2001, secured by the Parkway
 City Mall shopping center in
 Huntsville, Alabama; payable
 in monthly installments of
 $60,238, including interest. . . . .    $2,374,466         2,834,870
        Less current portion of
          long-term debt. . . . . . .       508,287           460,108
                                         ----------         ---------
          Total long-term debt. . . .    $1,866,179         2,374,762
                                         ==========         =========

     Five-year maturities of long-term debt are summarized as follows:

                     1998 . . . . . . . . . .        $508,287
                     1999 . . . . . . . . . .         561,511
                     2000 . . . . . . . . . .         620,309
                     2001 . . . . . . . . . .         684,359
                     2002 . . . . . . . . . .           --
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


LEASES - AS PROPERTY LESSOR

     At December 31, 1997, the Partnership's and its consolidated venture's principal assets consist of one shopping center. The Partnership has determined that all leases relating to this property are properly classified as operating leases; therefore, rental income is reported when earned and the cost of the property, excluding the cost of land, is depreciated over the estimated useful lives. Leases with tenants range from one to ten remaining years and provide for fixed minimum rent and partial reimbursement of operating costs. In addition, leases with certain tenants provide for additional rent based upon percentages of tenants' sales volumes. A substantial portion of the ability of retail tenants to honor their leases is dependent upon the retail economic sector.

     Minimum lease payments, including amounts representing executory costs (e.g., taxes, maintenance, insurance), and any related profit in excess of specific reimbursements, to be received in the future under the above commercial operating lease agreements are as follows:

             1998 . . . . . . . . . . . . . . .     $1,696,184
             1999 . . . . . . . . . . . . . . .      1,506,915
             2000 . . . . . . . . . . . . . . .      1,106,977
             2001 . . . . . . . . . . . . . . .        526,293
             2002 . . . . . . . . . . . . . . .        330,493
             Thereafter . . . . . . . . . . . .        484,224
                                                    ----------
                                                    $5,651,086
                                                    ==========

     Additional contingent rent (based on sales by property tenants) included in rental income is as follows:

             1995 . . . . . . . . . . . . . . .       $398,370
             1996 . . . . . . . . . . . . . . .        417,850
             1997 . . . . . . . . . . . . . . .        416,072
                                                      ========

TRANSACTIONS WITH AFFILIATES

     Fees, commissions, and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1997 and for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                              UNPAID AT
                                                             DECEMBER 31,
                             1997        1996       1995        1997
                           --------    --------   --------   ------------
Property management
 fees . . . . . . . . . .  $165,325     187,284    197,122        --
Management fees to
 Corporate General
 Partners . . . . . . . .      --        88,911       --          --

                                                              UNPAID AT
                                                             DECEMBER 31,
                             1997        1996       1995        1997
                           --------    --------   --------   ------------
Insurance commissions . .     9,573       9,211     10,113        --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses . . . . . . . .     --            264      2,294        --
                           --------    --------   --------     --------
                           $174,898     285,670    209,529        --
                           ========    ========   ========     ========

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


                                                                                              SCHEDULE III

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                             CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION

                                               DECEMBER 31, 1997



                                                            COSTS
                                                         CAPITALIZED
                                 INITIAL COST TO          SUBSEQUENT           GROSS AMOUNT AT WHICH CARRIED
                                 PARTNERSHIP (A)       TO ACQUISITION              AT CLOSE OF PERIOD (B)
                            -------------------------   --------------    ------------------------------------
                                          BUILDINGS       BUILDINGS                    BUILDINGS
                                            AND             AND                           AND
                ENCUMBRANCE       LAND   IMPROVEMENTS   IMPROVEMENTS          LAND    IMPROVEMENTS   TOTAL (D)
                -----------    --------- ------------  ---------------     ---------  ------------  ----------

SHOPPING CENTER:

Huntsville,
 Alabama (C).    $2,374,466      429,000    9,095,458       6,897,807        429,000    15,993,265  16,422,265
                 ==========     ========   ==========      ==========       ========    ==========  ==========




                                                                                  SCHEDULE III - CONTINUED

                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


                                                                                    LIFE ON WHICH
                                                                                    DEPRECIATION
                                                                                     IN LATEST
                                                                                    STATEMENT OF      1997
                                     ACCUMULATED            DATE OF      DATE        OPERATIONS    REAL ESTATE
                                    DEPRECIATION(E)      CONSTRUCTION  ACQUIRED     IS COMPUTED       TAXES
                                   ----------------      ------------ ----------  ---------------  -----------

SHOPPING CENTER:

Huntsville,
 Alabama (C). . . . . . . . . . . .     $11,561,862        1975/1979     2/27/76       5-35 years      211,250
                                        ===========                                                    =======

------------------

Notes:
       (A)   The initial cost to the Partnership represents the original purchase price of the property.

       (B)   The aggregate cost of real estate owned at December 31, 1997 for Federal income tax purposes was $16,910,537.

       (C)   This property is owned and operated by a joint venture as further discussed in the Notes.


                                                                                  SCHEDULE III - CONTINUED
                                       JMB INCOME PROPERTIES, LTD. - IV
                                            (A LIMITED PARTNERSHIP)
                                           AND CONSOLIDATED VENTURE

                       CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED


        (D)   Reconciliation of real estate owned:

                                                                1997            1996              1995
                                                            -----------     ------------     ------------

              Balance at beginning of period. . . . . .     $16,411,136       16,407,029       16,142,486
              Additions during period . . . . . . . . .          11,129            4,107          264,543
                                                            -----------     ------------     ------------
              Balance at end of period. . . . . . . . .     $16,422,265       16,411,136       16,407,029
                                                            ===========     ============     ============
        (E)   Reconciliation of accumulated depreciation:

              Balance at beginning of period. . . . . .     $11,287,627       10,916,302       10,548,112
              Depreciation expense. . . . . . . . . . .         274,235          371,325          368,190
                                                            -----------     ------------     ------------

              Balance at end of period. . . . . . . . .     $11,561,862       11,287,627       10,916,302
                                                            ===========     ============     ============



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with, accountants during fiscal year 1996 and 1997.


                                 PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership is JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB has responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property must be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as individual general partners of the Partnership. The Partnership is subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services have been and may in the future be provided to the Partnership or its investment property by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services are to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and are otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permits the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may be engaged in transactions with the Partnership, and permits the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may be in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may be affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 3, 1998. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 3, 1998. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-VII ("Carlyle-VII"), Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XII ("Carlyle-XII"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Real Estate Limited Partnership-XVI ("Carlyle-XVI")), Carlyle Real Estate Limited Partnership-XVII ("Carlyle-XVII"), Carlyle Income Plus, Ltd. ("Carlyle Income Plus"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), JMB Mortgage Partners, Ltd.-III ("Mortgage Partners-III"), JMB Mortgage Partners, Ltd-IV ("Mortgage Partners-IV"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), JMB Income Properties, Ltd.-XI ("JMB Income-XI"), JMB Income Properties, Ltd.-XII ("JMB Income-XII") and JMB Income Properties, Ltd-XIII ("JMB Income-XIII"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Income Growth Managers, Inc. (the corporate general partner of IDS/JMB Balanced Income Growth, Ltd. ("IDS/BIG")) and Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-VII, Carlyle-XI, Carlyle-XII, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, Carlyle-XVI, Carlyle-XVII, JMB Income-VII, JMB Income-X, JMB Income-XI, JMB Income-XII, JMB Income-XIII, Mortgage Partners-III, Mortgage Partners-IV, Carlyle Income Plus, Carlyle Income Plus-II and IDS/BIG.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 60) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc. ("USC, Inc."), an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 60) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is also a principal of Walton Street Real Estate Fund I, L.P. and a director of USC, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 59) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December of 1990. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Stuart C. Nathan (age 56) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 64) has been associated with JMB since December 1972. He is also President and director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 51) has been associated with JMB since December 1970, and served as an Executive Vice President for JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., a company which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of USC, Inc, a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 48) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 50) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 45) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 49) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 62) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership has no officers or directors. The Partnership is required to pay a management fee to the Managing General Partner and the General Partners are entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses. During 1996, management fees of $88,911 were paid to the Managing General Partner and the General Partner received cash distributions from operations of $265,425. In 1997 and 1995, no cash distributions from operations were paid to the General Partners. No management fees were due to the Managing General Partner for 1997 and 1995.

The General Partners also received a share of the Partnership's earnings for tax purposes aggregating $15,860 in 1997.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned insurance brokerage commissions in 1997 aggregating $9,573, all of which was paid at December 31, 1997, in connection with providing insurance coverage for the remaining real property investment of the Partnership. Such commissions are at rates set by insurance companies for the classes of coverage involved.

     Urban Retail Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership in 1997 for the Parkway City Mall investment property at a fee calculated at 5% of gross income from such property. In 1997, such affiliate earned property management fees of $165,325 for such services, all of which was paid at December 31, 1997. As set forth in the Prospectus of the Partnership, the Managing General Partner must negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements must be terminable by either party thereto, without penalty upon 60 days' notice.

     The General Partners of the Partnership and their affiliates may be reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1997, the Managing General Partner of the Partnership and its affiliates were not due any reimbursements for such out-of-pocket expenses.

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

                               NAME OF                        AMOUNT AND NATURE
                               BENEFICIAL                     OF BENEFICIAL              PERCENT
TITLE OF CLASS                 OWNER                          OWNERSHIP                  OF CLASS
--------------                 ----------                     -----------------          --------
Limited                        Liquidity Fund Investment      1,764.5 Interests            8.82%
Partnership                    Corporation                    indirectly (as invest-
Interests                      1900 Powell Street             ment manager or, through
                               Suite 730                      affiliated entities,
                               Emeryville, California 94608   general partner of 9
                                                              separate investment
                                                              funds)

Limited                        Equity Resources               1,397.22 Interests           6.98%
Partnership                    Group Incorporated             indirectly (1) (2)
Interests                      14 Story Street
                               Cambridge, Massachusetts 02138

Limited                        Eggert Dagbjartsson            1,108.22 Interests           5.54%
Partnership                    14 Story Street                indirectly (2)
Interests                      Cambridge, Massachusetts 02138


     (1)  Includes 269 Interest held by a partnership for which Equity Resources Group, Incorporated ("ERG") acts as one of the general partners and has reported that it has shared voting and investment power with respect to such Interests.

     (2)  Includes 1,108.22 Interests held by a partnership for which ERG and Mr. Dagbjartsson act as the general partners.  ERG and Mr. Dagbjartsson have reported that they have shared voting and investment power with respect to Interests owned by such partnership.



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

              No annual report for the fiscal year 1997 or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                 JMB INCOME PROPERTIES, LTD. - IV

                 By:     JMB Realty Corporation
                         Managing General Partner


                         GAILEN J. HULL
                 By:     Gailen J. Hull
                         Senior Vice President
                 Date:   March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 By:     JMB Realty Corporation
                         Managing General Partner

                         JUDD D. MALKIN*
                 By:     Judd D. Malkin, Chairman and
                         Chief Financial Officer
                 Date:   March 25, 1998

                         NEIL G. BLUHM*
                 By:     Neil G. Bluhm, President and Director
                 Date:   March 25, 1998

                         H. RIGEL BARBER*
                 By:     H. Rigel Barber, Chief Executive Officer
                 Date:   March 25, 1998

                         GLENN E. EMIG*
                 By:     Glenn E. Emig, Chief Operating Officer
                 Date:   March 25, 1998


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Senior Vice President
                         Principal Accounting Officer
                 Date:   March 25, 1998

                         A. LEE SACKS*
                 By:     A. Lee Sacks, Director
                 Date:   March 25, 1998

                         STUART C. NATHAN*
                 By:     Stuart C. Nathan, Executive Vice President
                         and Director
                 Date:   March 25, 1998

                 *By:    GAILEN J. HULL, Pursuant to a Power of Attorney


                         GAILEN J. HULL
                 By:     Gailen J. Hull, Attorney-in-Fact
                 Date:   March 25, 1998

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