Form 10-K405/A
period 1997-12-31
JMB INCOME PROPERTIES LTD IV
filed 1998-04-30
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                        FORM 10-K405/A

                        AMENDMENT NO. 1


       Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



               JMB INCOME PROPERTIES, LTD. - IV
     -----------------------------------------------------
    (Exact name of registrant as specified in its charter)


                                            IRS Employer Identification

Commission File No. 0-8469                       No. 36-2857658


     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1997 on Form 10-K405 as set forth in the pages attached hereto:

                           PART III

   Item 12.  Security Ownership of Certain Beneficial Owners
               and Management.  Pages 37 and 38.



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              JMB INCOME PROPERTIES, LTD. - IV

                              By: JMB Realty Corporation
                                  Managing General Partner



                                        GAILEN J. HULL
                                  By:   Gailen J. Hull
                                        Senior Vice President



Dated:  April 24, 1998

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following own, or may be deemed to own, beneficially more than 5% of the outstanding Interests of the Partnership.

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

(i)

Limited Partnership       Liquidity Fund X (1)       45 Interests          Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XIV (1)     50 Interests          Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund XV (1)      45 Interests          Less than
Interests                                            directly (2)          1%

Limited Partnership       Liquidity Fund 32, L.P. (1)264 Interests         1.3%
Interests                                            directly (2)

Limited Partnership       Liquidity Fund High Yield  37 Interests          Less than
Interests                 Institutional Investors (1)directly (2)          1%

Limited Partnership       Liquidity Fund Tax Exempt  365 Interests         1.8%
Interests                 Partners (1)               directly (2)

Limited Partnership       Liquidity Fund Tax Exempt  456 Interests         2.3%
Interests                 Partners II (1)            directly (2)

Limited Partnership       Liquidity Fund 73, L.P. (1)264 Interests         1.3%
Interests                                            directly (2)

Limited Partnership       LF 74, L.P. (1)            238.5 Interests       1.2%
Interests                                            directly (2)

Limited Partnership       Liquidity Financial Group, 1,764.5 Interests     8.8%
Interests                 L.P. (1)                   indirectly (3)

Limited Partnership       Liquidity Financial        1,764.5 Interests     8.8%
Interests                 Corporation (1)            indirectly (3)









     (1)  The address of each beneficial owner listed in this subsection (a)(i) is 1900 Powell Street, Suite 730,
Emeryville, California 94608.

     (2)  Each entity referenced by this note (2) has reported that it has sole voting and dispositive power with respect to the Interests that it owns directly as shown in the above table in this subsection (a)(i).  However, voting and dispositive power is exercised on behalf of each such entity by its general partner, Liquidity
Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is Liquidity Financial Corporation.
Because of their affiliations, all beneficial owners identified in this subsection (a)(i) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 1,764.5 Interests (8.8%)
beneficially owned by them.  See note (3) of this subsection (a)(i).  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership Agreement of the Partnership.

     (3)  Includes the aggregate 1,764.5 Interests owned directly by the entities referenced by note (2) in this subsection (a)(i).  Liquidity Financial Group, L.P, is the general partner of each such entity and exercises voting and dispositive power on behalf of each such entity.  Liquidity Financial Corporation is the general partner of Liquidity Financial Group, L.P.  As such, Liquidity Financial Group, L.P. and Liquidity Financial
Corporation may be deemed to have shared voting and dispositive power with respect to the aggregate 1,764.5
Interests owned by such entities.  Reference is made to note (2) in this subsection (a)(i).






























                                             37-A

                          NAME OF                    AMOUNT AND NATURE
                          BENEFICIAL                 OF BENEFICIAL         PERCENT
TITLE OF CLASS            OWNER                      OWNERSHIP             OF CLASS
--------------            ----------                 -----------------     --------

(ii)

Limited Partnership       Equity Resource            20 Interests          Less than
Interests                 Bridge Fund (1) (4)        directly              1%

Limited Partnership       Equity Resource            269 Interests         1.3%
Interests                 Fund XV Limited            directly
                          Partnership (1) (4)

Limited Partnership       Equity Resource            1,108.22 Interests    5.5%
Interests                 Fund XVII Limited          directly
                          Partnership (1) (4)

Limited Partnership       Equity Resources           1,377.22 Interests    6.9%
Interests                 Group, Incorporated        indirectly (2) (3)
                          (1) (4)

Limited Partnership       Eggert Dagbjartsson        1,108.22 Interests    5.5%
Interests                 (1) (4)                    indirectly (3)

Limited Partnership       Mark S. Thompson (1) (4)   269 Interests         1.3%
Interests                                            indirectly (2)


     (1)   The address of each beneficial owner listed in this subsection (a)(ii) is 14 Story Street, Cambridge,
Massachusetts 02138.

     (2)   Includes 269 Interests owned directly by Equity Resource Fund XV Limited Partnership for which Equity
Resources Group, Incorporated and Mark S. Thompson act as the general partners and have reported that they have shared voting and dispositive power with respect to such Interests.

     (3)   Includes 1,108.22 Interests owned directly by Equity Resource Fund XVII Limited Partnership for which
Equity Resources Group, Incorporated and Eggert Dagbjartsson act as the general partners.  Equity Resources Group,
Incorporated and Mr. Dagbjartsson have reported that they have shared voting and dispositive power with respect to
Interests owned by such partnership.

     (4)   Because of their affiliations, all beneficial owners identified in this subsection (a)(ii) may be deemed to be members of a group with shared voting and dispositive power with respect to the aggregate 1,397.22
Interests (7.0%) beneficially owned by them.  The exercise of voting power with respect to any Interests is subject to the terms and conditions of the Partnership Agreement of the Partnership.

                                             37-B


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

