Form 10-Q
period 1998-03-31
JMB INCOME PROPERTIES LTD IV
filed 1998-05-14
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
March 31, 1998                         Commission file number 0-8469




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

                                        CONSOLIDATED BALANCE SHEETS

                                   MARCH 31, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,016,049      5,539,319
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           348,421        440,968
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            10,372         25,675
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .            56,259            750
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         6,431,101      6,006,712
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .         4,860,403      4,860,403
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             5,297          5,845
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           214,796        224,974
                                                                           ------------    -----------

                                                                           $ 11,511,597     11,097,934
                                                                           ============    ===========





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            MARCH 31,     DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    521,101        508,287
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            42,149         29,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            13,137         13,851
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .           134,858         74,814
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .            52,350          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           763,595        626,780

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            12,257         17,595
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         1,730,999      1,866,179
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,326,958      3,330,661

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,607,142      1,516,794

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,370,523      2,363,983
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,270,330)    (1,276,870)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        40,832,826     40,512,348
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              7,847,827      7,527,349
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         6,577,497      6,250,479
                                                                           ------------    -----------
                                                                           $ 11,511,597     11,097,934
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)



                                                                                1998            1997
                                                                            ------------    -----------
Income:
  Rental income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   867,424        751,853
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       69,142         51,934
                                                                             -----------     ----------
                                                                                 936,566        803,787
                                                                             -----------     ----------
Expenses:
  Mortgage and other interest . . . . . . . . . . . . . . . . . . . . . . .       57,634         69,321
  Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            92,590
  Property operating expenses . . . . . . . . . . . . . . . . . . . . . . .      395,001        358,818
  Professional services . . . . . . . . . . . . . . . . . . . . . . . . . .       40,000         36,058
  Amortization of deferred expenses . . . . . . . . . . . . . . . . . . . .          548         11,437
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . .       26,017         16,047
                                                                             -----------     ----------
                                                                                 519,200        584,271
                                                                             -----------     ----------
                                                                                 417,366        219,516

Venture partner's share of
  venture's operations. . . . . . . . . . . . . . . . . . . . . . . . . . .      (90,348)       (88,225)
                                                                             -----------     ----------
          Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . .  $   327,018        131,291
                                                                             ===========     ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $     16.02           6.44
                                                                             ===========     ==========
          Cash distributions per limited
            partnership interest. . . . . . . . . . . . . . . . . . . . . .  $     --             --
                                                                             ===========     ==========


                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                (UNAUDITED)

                                                                                 1998           1997
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   327,018        131,291
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --            92,590
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .          548         11,437
    Venture partner's share of venture's operations . . . . . . . . . . . .       90,348         88,225
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .       92,547        152,788
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       15,303         12,736
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (55,509)       (51,288)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       10,178          6,709
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       12,321          7,958
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .         (714)          (625)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       60,044         18,713
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .       52,350         47,109
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .       (5,338)        (2,250)
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .      599,096        515,393
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .        --              (701)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (5,457)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .        --            (6,158)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (122,366)      (110,768)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (122,366)      (110,768)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                  1998          1997
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .      476,730        398,467

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,539,319      4,552,403
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 6,016,049      4,950,870
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $    58,348         69,946
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                   JMB INCOME PROPERTIES, LTD. - IV
                        (A LIMITED PARTNERSHIP)
                       AND CONSOLIDATED VENTURE

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        MARCH 31, 1998 AND 1997

                              (UNAUDITED)


GENERAL

     Readers of this quarterly report should refer to the Partnership's audited financial statements for the fiscal year ended December 31, 1997 which are included in the Partnership's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

     The preparation of financial statements in accordance with GAAP requires the Partnership to make estimates and assumptions that affect the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership committed to a plan to sell the Parkway City Mall investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for the property were $366,833 and $158,981, respectively, for the three months ended March 31, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          March 31,
                                   1998       1997          1998
                                 --------    -------    -------------
Property management
  and leasing fees. . . . . .    $ 45,526     46,010          --
Insurance commissions . . . .       --          --            --
Reimbursement (at cost) for
  out-of-pocket expenses. . .       --          --            --
                                 --------    -------        ------
                                 $ 45,526     46,010          --
                                 ========    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     As of March 31, 1998, occupancy of the shopping center was 61%. In addition, approximately 13% of the shopping center was occupied by tenants occupying space on a temporary basis. One of the center's tenants, Yeilding's, vacated its approximate 24,000 square foot store in November 1996 after a bankruptcy petition was filed under Chapter 7 of the bankruptcy code on October 8, 1996. The joint venture executed a lease with Castner Knott Market Centre Store which opened in October 1997 in the space formerly occupied by Yeilding's. On July 7, 1997, a major tenant of the center, Montgomery Ward, occupying approximately 75,000 square feet or 18% of the center, filed a petition for protection under Chapter 11 of the bankruptcy code. Montgomery Ward closed its store at the center on December 31, 1997; however, was obligated to continue to pay rent pursuant to its original lease agreement. In February 1998, Proffitt's Incorporated and Montgomery Ward entered into an assignment and assumption agreement whereby Montgomery Ward assigned its interest in its lease at the shopping center to Proffitt's. Such assignment was approved by the bankruptcy court on March 5, 1998 and was finalized in March 1998. In order to encourage such assignment, the joint venture has agreed in principle with Proffitt's to allow the former Montgomery Ward store to remain unoccupied for a period not to exceed two years, pending a redevelopment of the shopping center. During this time no minimum or percentage rent would be due under the former Montgomery Ward lease. There can be no assurance that any redevelopment of the shopping center will be completed. However, the Partnership believes that this arrangement is necessary to position the property for sale to a potential buyer.

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

     The joint venture is continuing its discussions with a potential buyer for the shopping center, the participants in which may include the developer contemplating the proposed third mall in the Huntsville market. Under the proposal, such buyer would purchase and redevelop the shopping center rather than develop such third mall. Pending such negotiations, which are preliminary in nature, such developer has suspended its development of the third mall. Until such discussions are finalized, the joint venture is preparing to market the Parkway City Mall for sale to other potential buyers. In March 1998, Proffitt's entered into a non-binding letter of intent to open two new stores at the shopping center (one of which would be located at the former Montgomery Ward store location, as discussed above) in connection with a potential redevelopment of the shopping center. However, there can be no assurance that a sale or redevelopment of the shopping center will be completed.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1997.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Reference is made to the notes to the accompanying financial statements for additional information concerning the Partnership's remaining investment.

     During 1997 and 1998, some of the Holders of Interests in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at a price of $150 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. It is the Partnership's understanding that the most recent
offer is scheduled to expire May 31, 1998.   As of the date of this report,
the Partnership is aware that 10.75% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

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

     At March 31, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,016,000, of which approximately $1,212,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $4,804,000 are available for distributions to partners, tenant improvements and other capital expenditures at the Parkway City Mall, cash incentives to major department stores and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at March 31, 1998 as compared to December 31, 1997 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained by the venture as described in the notes.

     The decrease in rents and other receivables as well as the increase in unearned rents at March 31, 1998 as compared to December 31, 1997 is primarily due to timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at March 31, 1998 as compared to December 31, 1997 is primarily due to the timing of payment of real estate taxes related to the Parkway City Mall.

     The increase in rental income for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to an increase in the rents received from temporary tenants as well as an increase in base rents primarily as a result of the space previously occupied by Yeilding's being vacant during 1997 until Castner Knott took occupancy in October 1997.

     The decrease in depreciation expense for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is due to no further deprecation expense being incurred on the Parkway City Mall as a result of this property being classified as held for sale or disposition in accordance with SFAS 121 on September 30, 1997, and therefore, not subject to continued depreciation as of that date.

     The increase in property operating expenses for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 is primarily due to an increase in repairs and maintenance at the Parkway City Mall investment property.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       74%        74%       75%       61%      61%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: May 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: May 13, 1998