Form 10-Q
period 1998-06-30
JMB INCOME PROPERTIES LTD IV
filed 1998-08-14
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
June 30, 1998                          Commission file number 0-8469




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

                                        CONSOLIDATED BALANCE SHEETS

                                    JUNE 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                            JUNE 30,      DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,579,367      5,539,319
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .           102,249        440,968
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .             --            25,675
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           111,768            750
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         6,793,384      6,006,712
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .         4,861,108      4,860,403
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             4,748          5,845
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           204,617        224,974
                                                                           ------------    -----------

                                                                           $ 11,863,857     11,097,934
                                                                           ============    ===========





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                            JUNE 30,      DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    534,237        508,287
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            43,443         29,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            11,815         13,851
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .            82,594         74,814
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           105,450          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           777,539        626,780

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            19,395         17,595
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         1,592,412      1,866,179
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,209,453      3,330,661

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,795,193      1,516,794

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,376,158      2,363,983
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,264,695)    (1,276,870)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        41,108,905     40,512,348
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              8,123,906      7,527,349
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         6,859,211      6,250,479
                                                                           ------------    -----------
                                                                           $ 11,863,857     11,097,934
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                             THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   919,647       689,946     1,787,071     1,441,799
  Interest income . . . . . . . . . . . . . . .        73,295        56,634       142,437       108,568
                                                  -----------    ----------    ----------    ----------
                                                      992,942       746,580     1,929,508     1,550,367
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .        53,940        67,004       111,574       136,325
  Depreciation. . . . . . . . . . . . . . . . .         --           92,602         --          185,192
  Property operating expenses . . . . . . . . .       437,082       374,619       832,083       733,437
  Professional services . . . . . . . . . . . .        10,725        20,694        50,725        56,752
  Amortization of deferred expenses . . . . . .           549        11,438         1,097        22,875
  General and administrative. . . . . . . . . .        20,881        32,622        46,898        48,669
                                                  -----------    ----------    ----------    ----------
                                                      523,177       598,979     1,042,377     1,183,250
                                                  -----------    ----------    ----------    ----------
                                                      469,765       147,601       887,131       367,117

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (188,051)      (64,160)     (278,399)     (152,385)
                                                  -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . .   $   281,714        83,441       608,732       214,732
                                                  ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $     13.80          4.09         29.82         10.52
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                 1998           1997
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   608,732        214,732
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           185,192
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        1,097         22,875
    Venture partner's share of venture's operations . . . . . . . . . . . .      278,399        152,385
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      338,719        242,657
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .       25,675         21,226
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (111,018)      (102,576)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       20,357         71,088
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,615         20,198
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,036)          (775)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,780         31,612
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      105,450         94,218
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        1,800         (3,250)
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,288,570        949,582
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         (705)        (1,629)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (5,457)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .         (705)        (7,086)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (247,817)      (224,328)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (247,817)      (224,328)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                  1998          1997
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .    1,040,048        718,168

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,539,319      4,552,403
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 6,579,367      5,270,571
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $   113,610        137,100
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                        JUNE 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership committed to a plan to sell the Parkway City Mall investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for the property were $653,315 and $271,635, respectively, for the six months ended June 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                          June 30,
                                   1998       1997          1998
                                 --------    -------    -------------
Property management
  and leasing fees. . . . . .    $ 96,170     92,803          --
Insurance commissions . . . .       9,527      9,220          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .       --           126          --
                                 --------    -------        ------
                                 $105,697    102,149          --
                                 ========    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     As of June 30, 1998, occupancy of the shopping center was 61%. In addition, approximately 7% of the shopping center was occupied by tenants occupying space on temporary basis. The property is producing cash flow for the joint venture. Montgomery Ward, which occupied approximately 75,000 square feet or 18% of the center, closed its store at the center on December 31, 1997 pursuant to a bankruptcy petition. Montgomery Ward paid rent pursuant to its original lease agreement through March 1998 at which time Montgomery Ward entered into an assignment and assumption agreement with Proffitt's Incorporated to assign its interest in its lease at the shopping center to Proffitt's. In order to encourage such assignment, the joint venture agreed in principle with Proffitt's to allow the former Montgomery Ward store to remain unoccupied for a period not to exceed two years, pending a redevelopment of the shopping center. During this time no minimum or percentage rent will be due under the former Montgomery Ward lease. There can be no assurance that any redevelopment of the shopping center will be completed. However, the Partnership believes that this arrangement is necessary to position the property for sale to a potential buyer. Additionally, in March 1998, Proffitt's entered into a non-binding letter of intent to open two new stores at the shopping center (one of which would be located at the former Montgomery Ward store location, as discussed above) in connection with a potential redevelopment of the shopping center.

     Parkway City Mall is one of the two malls serving the Huntsville metropolitan area. Several years ago, another shopping center developer announced plans for a proposed third mall which, if built, would significantly impact the market share of the Parkway City Mall. Additionally, several department stores, some of which currently have stores at the Parkway City Mall, had announced their intention to open stores at the proposed third mall. The potential development of the third mall has, for several years, had a substantial adverse effect on Huntsville's ability to market the Parkway City Mall for lease or sale. Recently, an additional shopping center developer has begun redevelopment of an existing mid-size shopping center approximately three miles from the property which, when completed, will increase the competitiveness of the Huntsville market.

     The joint venture has had discussions with a potential buyer for the shopping center, the participants in which may include the developer contemplating the proposed third mall in the Huntsville market. Under the proposal, such buyer would purchase and redevelop the shopping center rather than develop such third mall. Pending such negotiations, which are preliminary in nature, such developer has suspended its development of the third mall. Until such discussions are finalized, the joint venture is actively marketing the Parkway City Mall for sale to other potential buyers. However, there can be no assurance that a sale of the shopping center will be completed.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997.


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

     During 1997 and 1998, some of the Holders of Interests in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at a price of $150 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 10.9% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At June 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,579,000, of which approximately $1,442,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $5,137,000 are available for distributions to partners, tenant improvements and other capital expenditures at the Parkway City Mall, cash incentives to major department stores and for working capital requirements.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, barring unforeseen economic developments.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at June 30, 1998 as compared to December 31, 1997 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained by the venture as described in the notes.

     The decrease in rents and other receivables as well as the increase in unearned rents at June 30, 1998 as compared to December 31, 1997 is primarily due to timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at June 30, 1998 as compared to December 31, 1997 is primarily due to the timing of the payment of real estate taxes related to the Parkway City Mall.

     The increase in rental income for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to an increase in the rents received from temporary tenants as well as an increase in base rents primarily as a result of the space previously occupied by Yeilding's being vacant during 1997 until Castner Knott took occupancy in October 1997 at the Parkway City Mall. Additionally, in the second quarter of 1998, Parkway City Mall received approximately $130,000 as a settlement from a former tenant that had previously filed for bankruptcy.

     The decrease in depreciation expense for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is due to depreciation expense no longer being incurred on the Parkway City Mall as a result of this property being classified as held for sale or disposition in accordance with SFAS 121 on September 30, 1997, and therefore, not subject to continued depreciation as of that date.

     The increase in property operating expenses for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 is primarily due to increases in repairs and maintenance costs and legal fees related to tenant issues at the Parkway City Mall investment property.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       74%        74%       75%       61%      61%     61%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: August 12, 1998