Form 10-Q
period 1998-09-30
JMB INCOME PROPERTIES LTD IV
filed 1998-11-12
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549



                               FORM 10-Q



              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934




For the quarter ended
September 30, 1998                     Commission file number 0-8469




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

                                        CONSOLIDATED BALANCE SHEETS

                                 SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                (UNAUDITED)


                                                  ASSETS
                                                  ------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .      $  6,831,208      5,539,319
  Rents and other receivables . . . . . . . . . . . . . . . . . . . .            33,794        440,968
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . .            40,629         25,675
  Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . .           167,277            750
                                                                           ------------    -----------
        Total current assets. . . . . . . . . . . . . . . . . . . . .         7,072,908      6,006,712
                                                                           ------------    -----------

Investment property held for sale or disposition. . . . . . . . . . .         4,861,108      4,860,403
                                                                           ------------    -----------

Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . .             4,200          5,845
Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . .           194,440        224,974
                                                                           ------------    -----------

                                                                           $ 12,132,656     11,097,934
                                                                           ============    ===========





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE
                                  CONSOLIDATED BALANCE SHEETS - CONTINUED

                           LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                           -----------------------------------------------------
                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1998           1997
                                                                          -------------   ------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . .      $    547,704        508,287
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . .            33,815         29,828
  Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . .            11,100         13,851
  Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . .            50,997         74,814
  Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . .           149,719          --
                                                                           ------------    -----------

        Total current liabilities . . . . . . . . . . . . . . . . . .           793,335        626,780

Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . .            18,997         17,595
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .           820,107        820,107
Long-term debt, less current portion. . . . . . . . . . . . . . . . .         1,450,331      1,866,179
                                                                           ------------    -----------
Commitments and contingencies

        Total liabilities . . . . . . . . . . . . . . . . . . . . . .         3,082,770      3,330,661

Venture partner's equity in venture . . . . . . . . . . . . . . . . .         1,932,651      1,516,794

Partners' capital accounts (deficits):
  General partners:
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .         2,381,318      2,363,983
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .        (3,640,853)    (3,640,853)
                                                                           ------------    -----------
                                                                             (1,259,535)    (1,276,870)
                                                                           ------------    -----------
  Limited partners (20,005 interests):
    Capital contributions, net of offering costs. . . . . . . . . . .        17,996,292     17,996,292
    Cumulative net earnings (loss). . . . . . . . . . . . . . . . . .        41,361,769     40,512,348
    Cumulative cash distributions . . . . . . . . . . . . . . . . . .       (50,981,291)   (50,981,291)
                                                                           ------------    -----------
                                                                              8,376,770      7,527,349
                                                                           ------------    -----------
        Total partners' capital accounts. . . . . . . . . . . . . . .         7,117,235      6,250,479
                                                                           ------------    -----------
                                                                           $ 12,132,656     11,097,934
                                                                           ============    ===========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS

                          THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                       SEPTEMBER 30                 SEPTEMBER 30
                                                 --------------------------  --------------------------
                                                      1998          1997          1998          1997
                                                  -----------    ----------   -----------    ----------
Income:
  Rental income . . . . . . . . . . . . . . . .   $   718,525       731,415     2,505,596     2,173,214
  Interest income . . . . . . . . . . . . . . .        82,653        59,358       225,090       167,925
                                                  -----------    ----------    ----------    ----------
                                                      801,178       790,773     2,730,686     2,341,139
                                                  -----------    ----------    ----------    ----------
Expenses:
  Mortgage and other interest . . . . . . . . .        51,386        62,920       162,960       199,245
  Depreciation. . . . . . . . . . . . . . . . .         --           88,944         --          274,136
  Property operating expenses . . . . . . . . .       334,272       400,663     1,166,355     1,134,100
  Professional services . . . . . . . . . . . .         --            --           50,725        56,752
  Amortization of deferred expenses . . . . . .           548        11,437         1,645        34,312
  General and administrative. . . . . . . . . .        19,490        20,767        66,388        69,436
                                                  -----------    ----------    ----------    ----------
                                                      405,696       584,731     1,448,073     1,767,981
                                                  -----------    ----------    ----------    ----------
                                                      395,482       206,042     1,282,613       573,158

Venture partner's share of
  venture's operations. . . . . . . . . . . . .      (137,458)      (73,008)     (415,857)     (225,393)
                                                  -----------    ----------    ----------    ----------
          Net earnings (loss) . . . . . . . . .   $   258,024       133,034       866,756       347,765
                                                  ===========    ==========    ==========    ==========
          Net earnings (loss) per limited
            partnership interest. . . . . . . .   $     12.64          6.52         42.46         17.04
                                                  ===========    ==========    ==========    ==========
          Cash distributions per limited
            partnership interest. . . . . . . .   $     --            --            --            --
                                                  ===========    ==========    ==========    ==========

                       See accompanying notes to consolidated financial statements.

                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                               NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                (UNAUDITED)

                                                                                 1998           1997
                                                                             -----------    -----------
Cash flows from operating activities:
  Net earnings (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   866,756        347,765
  Items not requiring (providing) cash or cash equivalents:
    Depreciation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --           274,136
    Amortization of deferred expenses . . . . . . . . . . . . . . . . . . .        1,645         34,312
    Venture partner's share of venture's operations . . . . . . . . . . . .      415,857        225,393
  Changes in:
    Rents and other receivables . . . . . . . . . . . . . . . . . . . . . .      407,174        199,820
    Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (14,954)       (19,855)
    Escrow deposits . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (166,527)      (153,864)
    Accrued rents receivable. . . . . . . . . . . . . . . . . . . . . . . .       30,534         77,797
    Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . .        3,987         14,960
    Accrued interest. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,751)        (2,147)
    Unearned rents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (23,817)        16,394
    Accrued real estate taxes . . . . . . . . . . . . . . . . . . . . . . .      149,719        141,327
    Tenant security deposits. . . . . . . . . . . . . . . . . . . . . . . .        1,402         (3,250)
                                                                             -----------    -----------
          Net cash provided by (used in) operating activities . . . . . . .    1,669,025      1,152,788
                                                                             -----------    -----------
Cash flows from investing activities:
  Additions to investment properties. . . . . . . . . . . . . . . . . . . .         (705)        (1,628)
  Payment of deferred expenses. . . . . . . . . . . . . . . . . . . . . . .        --            (5,457)
                                                                             -----------    -----------
          Net cash provided by (used in) investing activities . . . . . . .         (705)        (7,085)
                                                                             -----------    -----------
Cash flows from financing activities:
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . .     (376,431)      (340,751)
                                                                             -----------    -----------
          Net cash provided by (used in) financing activities . . . . . . .     (376,431)      (340,751)
                                                                             -----------    -----------





                                     JMB INCOME PROPERTIES, LTD. - IV
                                          (A LIMITED PARTNERSHIP)
                                         AND CONSOLIDATED VENTURE

                             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED




                                                                                  1998          1997
                                                                             -----------    -----------

          Net increase (decrease) in cash and cash equivalents. . . . . . .    1,291,889        804,952

          Cash and cash equivalents, beginning of year. . . . . . . . . . .    5,539,319      4,552,403
                                                                             -----------    -----------
          Cash and cash equivalents, end of period. . . . . . . . . . . . .  $ 6,831,208      5,357,355
                                                                             ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid for mortgage and other interest . . . . . . . . . . . . . . . .  $   165,711        201,392
                                                                             ===========    ===========
  Non-cash investing and financing activities . . . . . . . . . . . . . . .  $     --             --
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

                      SEPTEMBER 30, 1998 AND 1997

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

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. The Partnership's policy is to consider a property to be held for sale or disposition when the Partnership has committed to a plan to sell such property and active marketing activity has commenced or is expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" are no longer depreciated. As of September 30, 1997, the Partnership committed to a plan to sell the Parkway City Mall investment property. Accordingly, the consolidated property has been classified as held for sale or disposition in the accompanying consolidated financial statements. The results of operations, net of venture partners' share, for the property were $904,458 and $401,276, respectively, for the nine months ended September 30, 1998 and 1997.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 were as follows:

                                                          Unpaid at
                                                        September 30,
                                   1998       1997          1998
                                 --------    -------    -------------
Property management
  and leasing fees. . . . . .    $141,005    127,957          --
Insurance commissions . . . .      10,307      9,573          --
Reimbursement (at cost) for
  out-of-pocket expenses. . .       --           154          --
                                 --------    -------        ------
                                 $151,312    137,684          --
                                 ========    =======        ======

HUNTSVILLE (PARKWAY CITY MALL)

     The joint venture has entered into a contract with an unaffiliated third party for the sale of the property which, if consummated, would result in a gain for financial reporting and Federal income tax purposes in 1998. However, the sale contract is subject to several contingencies, and consequently, there can be no assurance that the transaction will be finalized under the proposal or any other conditions.

     As of September 30, 1998, occupancy of the shopping center was 61%.
In addition, approximately 7% of the shopping center was occupied by tenants occupying space on temporary basis. The property is producing cash flow for the joint venture. Montgomery Ward, which occupied approximately 75,000 square feet or 18% of the center, closed its store at the center on December 31, 1997 pursuant to a bankruptcy petition. Montgomery Ward paid rent pursuant to its original lease agreement through March 1998 at which time Montgomery Ward entered into an assignment and assumption agreement with Proffitt's Incorporated to assign its interest in its lease at the shopping center to Proffitt's. In order to encourage such assignment, the joint venture agreed in principle with Proffitt's to allow the former Montgomery Ward store to remain unoccupied for a period not to exceed two years, pending a redevelopment of the shopping center. During this time no minimum or percentage rent will be due under the former Montgomery Ward lease. There can be no assurance that any redevelopment of the shopping center will be completed. However, the joint venture believes that this arrangement is necessary to position the property for sale to a potential buyer. Additionally, in March 1998, Proffitt's entered into a non-binding letter of intent to open two new stores at the shopping center (one of which would be located at the former Montgomery Ward store location, as discussed above) in connection with a potential redevelopment of the shopping center.

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

ADJUSTMENTS

     In the opinion of the Managing General Partner, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the three and nine months ended September 30, 1998 and 1997.

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

     During 1997 and 1998, some of the Holders of Interests in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at a price of $150 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer price was inadequate. All such offers have expired. As of the date of this report, the Partnership is aware that 11.06% of the Interests in the Partnership have been purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. In addition, it is possible that other offers for Interests may be made by unaffiliated third parties in the future, although there is no assurance that any other third party will commence an offer for Interests, the terms of any such offer or whether any such offer, if made, will be consummated, amended or withdrawn.

     At September 30, 1998, the Partnership and its consolidated venture had cash and cash equivalents of approximately $6,831,000, of which approximately $1,541,000 represents the joint venture partner's share of undistributed cash flow from operations of Huntsville. The remaining funds of approximately $5,290,000 are available for distributions to partners, tenant improvements and other capital expenditures at the Parkway City Mall, cash incentives to major department stores and for working capital requirements. In November 1998, Huntsville made a distribution of previously undistributed cash in the amount of $4,000,000, of which $2,640,000 represented the Partnership's share.

     The General Partners expect to conduct an orderly liquidation as quickly as practicable. The affairs of the Partnership are expected to be wound up no later than December 31, 1999, possibly in 1998, barring unforeseen economic developments. Toward that end, the joint venture recently entered into a contract with an unaffiliated third party for the sale of its investment property in 1998. If such sale is consummated, the Partnership expects to proceed to terminate its affairs no later than December 31, 1998. However, the sale is subject to several contingencies, and consequently, there can be no assurance that the sale will be finalized under the current proposal or any other conditions.

RESULTS OF OPERATIONS

     The increase in cash and cash equivalents at September 30, 1998 as compared to December 31, 1997 and interest income for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to cash flow generated from property operations at the Parkway City Mall which has been retained by the venture as described in the notes.

     The decrease in rents and other receivables and unearned rents at September 30, 1998 as compared to December 31, 1997 is primarily due to timing of rental receipts at the Parkway City Mall.

     The increase in escrow deposits and the corresponding increase in accrued real estate taxes at September 30, 1998 as compared to December 31, 1997 is primarily due to the timing of the payment of real estate taxes related to the Parkway City Mall.

     The increase in rental income for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily due to an increase in the rents received from temporary tenants as well as an increase in base rents primarily as a result of the space previously occupied by Yeilding's being vacant during 1997 until Castner Knott took occupancy in October 1997 at the Parkway City Mall. Additionally, in the second quarter of 1998, Huntsville received approximately $130,000 as a settlement from a former tenant that had previously filed for bankruptcy.

     The decrease in depreciation expense for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is due to depreciation expense no longer being incurred on the Parkway City Mall as a result of this property being classified as held for sale or disposition in accordance with SFAS 121 on September 30, 1997, and therefore, not subject to continued depreciation as of that date.

     The increase in venture partner's share of venture's operations for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 is primarily due to the increases of rental and interest income, discussed above, at the Parkway City Mall.

PART II.  OTHER INFORMATION


     ITEM 5.  OTHER INFORMATION


                                                 OCCUPANCY

     The following is a listing of approximate occupancy levels by quarter for the Partnership's remaining investment property:

                                                1997                                1998
                                 -------------------------------------   ------------------------------
                                    At         At        At        At       At      At      At      At
                                   3/31       6/30      9/30     12/31     3/31    6/30    9/30   12/31
                                   ----       ----      ----     -----     ----    ----   -----   -----
1. Parkway City Mall
    Huntsville, Alabama . . .       74%        74%       75%       61%      61%     61%     61%


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


                JMB INCOME PROPERTIES, LTD. - IV

                BY:   JMB Realty Corporation
                      (Managing General Partner)




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Senior Vice President
                      Date: November 11, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                      By:   GAILEN J. HULL
                            Gailen J. Hull, Principal Accounting Officer
                      Date: November 11, 1998