Form 10-K405
period 1998-12-31
JMB INCOME PROPERTIES LTD IV
filed 1999-03-26
CIK 53568

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the fiscal year
ended December 31, 1998                         Commission file number 0-8469



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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    4

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .    6

Item 4.       Submission of Matters to a
              Vote of Security Holders . . . . . . . . . . . .    6


PART II

Item 5.       Market for the Partnership's
              Limited Partnership Interests
              and Related Security Holder Matters. . . . . . .    6

Item 6.       Selected Financial Data. . . . . . . . . . . . .    7

Item 7.       Management's Discussion and
              Analysis of Financial Condition
              and Results of Operations. . . . . . . . . . . .    9

Item 7A.      Quantitative and Qualitative
              Disclosures About Market Risk. . . . . . . . . .   10

Item 8.       Financial Statements and
              Supplementary Data . . . . . . . . . . . . . . .   11

Item 9.       Changes in and Disagreements
              with Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   27


PART III

Item 10.      Directors and Executive Officers
              of the Partnership . . . . . . . . . . . . . . .   27

Item 11.      Executive Compensation . . . . . . . . . . . . .   30

Item 12.      Security Ownership of Certain
              Beneficial Owners and Management . . . . . . . .   31

Item 13.      Certain Relationships and
              Related Transactions . . . . . . . . . . . . . .   35

PART IV

Item 14.      Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K. . . . . . . . . . . . .   35



SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   36

                                    PART I

ITEM 1.  BUSINESS

     Unless otherwise indicated, all references to "Notes" are to Notes to Consolidated Financial Statements contained in this annual report. Capitalized terms used herein, but not defined, have the same meanings as used in the Notes.

     The registrant, JMB Income Properties, Ltd.-IV (the "Partnership"), was a limited partnership formed in early 1976 and governed by the Revised Uniform Limited Partnership Act of the State of Illinois to invest in improved income-producing commercial real property. The Partnership sold $20,000,000 in Limited Partnership interests (the "Interests") at $1,000 per Interest to the public commencing on July 26, 1976 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933 (Registration No. 2-55624). The offering closed September 24, 1976. No Limited Partner has made any additional capital contribution after such date. The Limited Partners of the Partnership shared in their portion of the benefits of ownership of the Partnership's real property investments according to the number of Interests held.

     The Partnership was engaged solely in the business of the acquisition, operation and sale and disposition of equity real estate investments. Such equity investments were held by fee title and/or through joint venture interests. As of December 31, 1998, all of the Partnership's investments in real estate have been sold or disposed. The Partnership's investments were located throughout the nation and it had no investments located outside the United States. A presentation of information about industry segments, geographic regions, raw materials or seasonality was not applicable and would not have been material to an understanding of the Partnership's business taken as a whole. The Partnership was self-liquidating in nature. Upon the sale of a particular property, the net proceeds, if any, were distributed or reinvested in existing properties rather than invested in acquiring additional properties. The Partnership made a final liquidating distribution of $9,368,942 to the Limited Partners and $1,129,118 to the General Partners and wound up its affairs and dissolved effective December 31, 1998. Reference is made to Item 7.

     The Partnership made the real property investments set forth in the following table:

                                                                  SALE OR
NAME, TYPE OF PROPERTY                          DATE OF         DISPOSITION
     AND LOCATION                  SIZE        PURCHASE            DATE                    TYPE OF OWNERSHIP
----------------------          ----------     --------         -----------              ---------------------
1. Wall Towers Office
    Complex
    office buildings
    Midland, Texas . . .         190,000       11-14-77           4-3-91                 fee ownership of land
                                  sq.ft.                                                 and improvements
2. Parkway City Mall
    shopping center
    Huntsville,
    Alabama. . . . . . .         415,000        2-27-76           12-1-98                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  g.l.a.                                                 (through joint venture
                                                                                         partnership) (a)(b)
3. Holly Hill Mall
    shopping center
    Burlington, North
    Carolina . . . . . .         395,000        8-20-76           12-1-92                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  g.l.a.
4. Northgate Mall
    shopping center
    Chattanooga,
    Tennessee. . . . . .         353,000       10-11-76            1-4-83                fee ownership of
                                  sq.ft.                                                 improvements and
                                  g.l.a.                                                 ground leasehold
                                                                                         interest in land
                                                                                         (through joint venture
                                                                                         partnership)
5. Three Penn Center Plaza
    office building
    Philadelphia,
    Pennsylvania . . . .         498,000        6-30-77            1-1-84                fee ownership of land
                                  sq.ft.                                                 and improvements
                                  g.l.a.                                                 (through joint venture
                                                                                         partnership)
6. Mid-America Plaza
    office buildings
    Omaha, Nebraska. . .         189,000        6-16-78          12-18-86                fee ownership of land
                                  sq.ft.                                                 and improvements







-----------------------

  (a) Reference is made to the Notes for a description of the joint venture partnership through which the Partnership made this real property investment.

  (b) The Partnership's interest in this property has been sold. Reference is made to the Notes for a description of the sale of the Partnership's interest in this real property investment.



     The Partnership's real property investment was subject to competition from similar types of properties in the vicinity in which it is located. Such competition was generally for the retention of existing tenants. Additionally, the Partnership was in competition for new tenants if significant vacancies were present. Approximate occupancy levels for the property are set forth in the table in Item 2 below to which reference is hereby made. The Partnership maintained the suitability and competitiveness of its property in its market primarily on the basis of effective rents, tenant allowances and services provided to tenants.

     On December 1, 1998, the Partnership, through a joint venture, sold the Parkway City Mall to an affiliate of the otherwise unaffiliated indirect partner in the joint venture. Reference is made to the Notes for a further description of such event.

     The Partnership had no employees.

     The terms of transactions between the Partnership, the General Partners and their affiliates are set forth in Item 11 below to which reference is hereby made for a description of such terms and transactions.


ITEM 2.  PROPERTY

     The Partnership owned, through a joint venture partnership, the property referred to under Item 1 above to which reference is hereby made for a description of said property.

     The following is a listing of principal businesses or occupations carried on in and approximate occupancy levels by quarter during fiscal year 1998 and 1997 for the Partnership's investment property owned during 1998:

                                                                    1997                         1998
                                                          -------------------------    -------------------------
                                  Principal               At     At     At      At     At     At     At      At
                                  Business               3/31   6/30   9/30   12/31   3/31   6/30   9/30   12/31
                                  ----------             ----   ----   ----   -----   ----   ----  -----   -----
1. Parkway City Mall
    Huntsville,
    Alabama. . . . . . . . . . .  Retail                  74%    74%    75%     61%    61%    61%    61%     N/A

--------------------


     An "N/A" indicates that the property was sold and not owned by the Partnership's joint venture at the end of the quarter.



ITEM 3.  LEGAL PROCEEDINGS

     At the time of liquidation, the Partnership was not subject to any pending material legal proceedings.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.




                                    PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP INTERESTS AND RELATED SECURITY HOLDER MATTERS

     Immediately prior to the dissolution of the Partnership, there were 1,511 record holders of Interests of the Partnership. On December 31, 1998, the Partnership made a final liquidating cash distribution to its Limited and General Partners and subsequently wound up its affairs and dissolved effective December 31, 1998. There had been no public market for Interests and it had not been anticipated that a public market for Interests would develop. Upon request, the Corporate General Partner provided information relating to a prospective transfer of Interests to an investor desiring to transfer his Interests. The price paid for the Interests, as well as any other economic aspects of the transaction, was subject to negotiation by the Investor.

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

ITEM 6.  SELECTED FINANCIAL DATA

                                           JMB INCOME PROPERTIES, LTD. - IV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                  YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                AND YEARS ENDED DECEMBER 31, 1997, 1996, 1995 AND 1994
                                     (NOT COVERED BY INDEPENDENT AUDITORS' REPORT)

                                   1998            1997           1996            1995           1994
                               -----------      ----------     ----------      ----------     ----------
Total income . . . . . . . .   $ 3,570,109       3,564,209      3,976,232       4,663,663      3,908,841
                               ===========      ==========     ==========      ==========     ==========
Earnings (loss) before
 gain on sale of
 investment property . . . .    $  794,940         833,564        937,078       1,553,443     1,122,589
Gain on sale of
 investment property and
 liquidation of venture,
 net of venture
 partners' share . . . . . .     3,493,807           --             --               --            --
                               -----------      ----------     ----------      ----------     ----------
Earnings (loss) before
 extraordinary item. . . . .     4,288,747         833,564        937,078       1,553,443      1,122,589
Extraordinary item . . . . .       (41,166)          --             --               --            --
                               -----------      ----------     ----------      ----------     ----------
Net earnings (loss). . . . .   $ 4,247,581         833,564        937,078       1,553,443      1,122,589
                               ===========      ==========     ==========      ==========     ==========
Net earnings (loss) per
 limited partnership
 Interests:
  Earnings (loss) before
   gain on sale of
   investment property . . .   $     38.94           40.83          45.91           76.10          54.99
  Gain on sale of
   investment property
   and liquidation of
   venture . . . . . . . . .         55.15           --             --              --             --
  Extraordinary item . . . .         (2.03)          --             --              --             --
                               -----------      ----------     ----------      ----------     ----------
Net earnings (loss) (b). . .   $     92.06           40.83          45.91           76.10          54.99
                               ===========      ==========     ==========      ==========     ==========
Total assets . . . . . . . .   $10,498,060      11,097,934     10,388,002      13,090,076     11,147,874
Long-term debt . . . . . . .   $     --          1,866,179      2,374,762       2,834,574      3,251,069
Cash distributions
 per Interest (c)(d) . . . .   $     --              --            130.00           --             25.00
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

       (c)     Cash distributions from the Partnership were generally not equal to Partnership income (loss) for financial reporting or Federal income tax purposes.  Each Partner's taxable income (or loss) from the Partnership in each year was equal to his allocable share of the taxable income (or loss) of the Partnership without regard to the cash generated or distributed by the Partnership.  Accordingly, cash distributions to the Limited Partners since the inception of the Partnership have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital.

       (d)     This amount does not include the final liquidating cash distribution of $9,368,942 ($468.33 per
Interest) to the Limited Partners and $1,129,118 to the General Partners paid by the Partnership on December 31,
1998.



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

     During 1996, 1997 and 1998, some of the Holders of Interests in the Partnership received unsolicited tender offers from unaffiliated third parties to purchase up to 4.9% of the Interests in the Partnership at prices ranging from between $150 and $225 per Interest. The Partnership recommended against acceptance of these offers on the basis that, among other things, the offer prices were inadequate. Such offers have expired. As of the date of this report, the Partnership is aware that 11.06% of the Interests in the Partnership were purchased by such unaffiliated third parties either pursuant to such tender offers or through negotiated purchases. The board of directors of JMB Realty Corporation ("JMB") the managing general partner of the Partnership, had established a special committee (the "Special Committee") consisting of certain directors of JMB to deal with all matters relating to tender offers for Interests in the Partnership, including any and all responses to such tender offers. The Special Committee retained independent counsel to advise it in connection with any potential tender offers for Interests and had retained Lehman Brothers Inc. as financial advisor to assist the Special Committee in evaluating and responding to these and any additional potential tender offers for Interests.

     HUNTSVILLE - PARKWAY CITY MALL

     On December 1, 1998, the Partnership, through a joint venture, sold the Parkway City Mall to an affiliate of the otherwise unaffiliated indirect partner in the joint venture. Reference is made to the Notes for a further description of such event.

     GENERAL

     On December 31, 1998, the Partnership made a final liquidating distribution of $9,368,942 ($468 per interest) to the Limited Partners and $1,129,118 to the General Partners and wound up its affairs and dissolved effective December 31, 1998.

     RESULTS OF OPERATIONS

     Significant variances between periods reflected in the accompanying consolidated financial statements are the result of the sale of the Parkway City Mall on December 1, 1998.

     The decrease in rental income for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is due to the sale of the Parkway City Mall on December 1, 1998. This decrease was offset by an increase in the rents received from temporary tenants as well as an increase in base rents primarily as a result of the space previously occupied by Yeilding's being vacant during 1997 until Castner Knott took occupancy in October 1997. Additionally, in the second quarter of 1998, Huntsville received approximately $130,000 as a settlement from a former tenant that had previously filed for bankruptcy. The decrease in rental income for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to a decrease in base rents and in recoverable operating expenses due to a decrease in occupancy in 1997 at the Parkway City Mall primarily as a result of Yeilding's closing its approximately 24,000 square foot store in October 1996 and Castner Knott Market Centre not opening until October 1997.

     The decrease in depreciation expense for the year ended December 31, 1998 as compared to the same periods in 1997 and 1996 is due to depreciation expense no longer being incurred on the Parkway City Mall as a result of this property being classified as held for sale or disposition in accordance with SFAS 121 on September 30, 1997, and therefore, not subject to continued depreciation after that date.

     The increases in professional services and general and administrative expense for the year ended December 31, 1998 as compared to December 31, 1997 and 1996 is primarily due to an increase in certain costs due to the winding up of the Partnership.

     During 1998 and 1996, the Managing General Partner received management fees of $265,366 and $88,911 out of distributions of operating cash flow. There were no management fees paid in 1997.

     The increase in venture partner's share of venture's operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily due to the increases in rental and interest income at the Parkway City Mall. The decrease in venture partner's share of venture's operations for the year ended December 31, 1997 as compared to the year ended December 31, 1996 is primarily due to the decreases in rental and interest income and increases in property operating expenses at Parkway City Mall.

     INFLATION

     Due to the decrease in the level of inflation in recent years, inflation generally has not had a material effect on the operations of the Partnership. Inflation in future periods is not applicable since the Partnership wound up its affairs and dissolved effective December 31, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership wound up its affairs and dissolved in 1998. As a result, there is no meaningful disclosure for this item.


YEAR 2000

     The Partnership wound up its affairs and dissolved in 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       JMB INCOME PROPERTIES, LTD. - IV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                                     INDEX



Independent Auditors' Report

Consolidated Balance Sheets, December 31, 1998 (Immediately prior to final liquidating distribution) and December 31, 1997

Consolidated Statements of Operations, year ended December 31,
  1998 (Immediately prior to final liquidating distribution), and years ended December 31, 1997 and 1996

Consolidated Statements of Partners' Capital Accounts (Deficits), year ended December 31, 1998 (Immediately prior to final liquidating distribution), and years ended December 31, 1997 and 1996

Consolidated Statements of Cash Flows, year ended December 31,
  1998 (Immediately prior to final liquidating distribution), and years ended December 31, 1997 and 1996

Notes to Consolidated Financial Statements



Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

                         INDEPENDENT AUDITORS' REPORT


The Partners
JMB INCOME PROPERTIES, LTD. - IV:

     We have audited the consolidated financial statements of JMB Income Properties, Ltd. - IV (a limited partnership) and consolidated venture as listed in the accompanying index. These consolidated financial statements are the responsibility of the General Partners of the Partnership. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of JMB Income Properties, Ltd. - IV and consolidated venture at December 31, 1998 (immediately prior to final liquidating distribution) and December 31, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.









                                                    KPMG LLP


Chicago, Illinois
March 12, 1999

                                           JMB INCOME PROPERTIES, LTD. - IV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                              CONSOLIDATED BALANCE SHEETS

                        DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION)
                                                 AND DECEMBER 31, 1997

                                                        ASSETS
                                                        ------
                                                                                    1998              1997
                                                                                ------------      ------------
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .      $ 10,498,060         5,539,319
  Rents and other receivables (net of allowance for doubtful accounts
    of $50,017 for 1997) . . . . . . . . . . . . . . . . . . . . . . . . .             --              440,968
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               25,675
  Escrow deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                  750
                                                                                ------------      ------------
          Total current assets . . . . . . . . . . . . . . . . . . . . . .        10,498,060         6,006,712
                                                                                ------------      ------------

Investment property held for sale  . . . . . . . . . . . . . . . . . . . .             --            4,860,403
                                                                                ------------      ------------

Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --                5,845
Accrued rents receivable . . . . . . . . . . . . . . . . . . . . . . . . .             --              224,974
                                                                                ------------      ------------
                                                                                $ 10,498,060        11,097,934
                                                                                ============      ============





                                           JMB INCOME PROPERTIES, LTD. - IV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                        CONSOLIDATED BALANCE SHEETS - CONTINUED

                                 LIABILITIES AND PARTNERS' CAPITAL ACCOUNTS (DEFICITS)
                                 -----------------------------------------------------

                                                                                    1998              1997
                                                                                ------------      ------------
Current liabilities:
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .      $      --              508,287
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               29,828
  Accrued interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               13,851
  Unearned rents . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --               74,814
                                                                                ------------      ------------
          Total current liabilities. . . . . . . . . . . . . . . . . . . .             --              626,780

Tenant security deposits . . . . . . . . . . . . . . . . . . . . . . . . .             --               17,595
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .             --              820,107
Long-term debt, less current portion . . . . . . . . . . . . . . . . . . .             --            1,866,179
                                                                                ------------      ------------
Commitments and contingencies

          Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .             --            3,330,661

Venture partner's equity in venture. . . . . . . . . . . . . . . . . . . .             --            1,516,794

Partners' capital accounts (deficits):
  General partners:
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .         4,769,971         2,363,983
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .        (3,640,853)       (3,640,853)
                                                                                ------------      ------------
                                                                                   1,129,118        (1,276,870)
                                                                                ------------      ------------
  Limited partners (20,005 interests):
     Capital contributions, net of offering costs. . . . . . . . . . . . .        17,996,292        17,996,292
     Cumulative net earnings . . . . . . . . . . . . . . . . . . . . . . .        42,353,941        40,512,348
     Cumulative cash distributions . . . . . . . . . . . . . . . . . . . .       (50,981,291)      (50,981,291)
                                                                                ------------      ------------
                                                                                   9,368,942         7,527,349
                                                                                ------------      ------------
          Total partners' capital accounts . . . . . . . . . . . . . . . .        10,498,060         6,250,479
                                                                                ------------      ------------

                                                                                $ 10,498,060        11,097,934
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

                                           JMB INCOME PROPERTIES, LTD. - IV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                 YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                      AND YEARS ENDED DECEMBER 31, 1997 and 1996


                                                                  1998             1997                1996
                                                              -----------      ------------        -----------
Income:
  Rental income. . . . . . . . . . . . . . . . . . . . .      $ 3,273,899         3,331,500          3,733,410
  Interest income. . . . . . . . . . . . . . . . . . . .          296,210           232,709            242,822
                                                              -----------      ------------        -----------
                                                                3,570,109         3,564,209          3,976,232
                                                              -----------      ------------        -----------
Expenses:
  Mortgage and other interest. . . . . . . . . . . . . .          195,214           264,004            302,890
  Depreciation . . . . . . . . . . . . . . . . . . . . .            --              274,235            371,325
  Property operating expenses. . . . . . . . . . . . . .        1,483,631         1,627,387          1,545,605
  Professional services. . . . . . . . . . . . . . . . .          110,890            61,068             40,461
  Amortization of deferred expenses. . . . . . . . . . .            2,011            45,749             61,088
  Management fees to Managing General Partner. . . . . .          265,366             --                88,911
  General and administrative . . . . . . . . . . . . . .          138,037            90,619             77,948
                                                              -----------      ------------        -----------
                                                                2,195,149         2,363,062          2,488,228
                                                              -----------      ------------        -----------
                                                                1,374,960         1,201,147          1,488,004
Venture partner's share of
  venture operations . . . . . . . . . . . . . . . . . .         (580,020)         (367,583)          (550,926)
                                                              -----------      ------------        -----------
        Earnings (loss) before gain on sale of
          investment property. . . . . . . . . . . . . .          794,940           833,564            937,078
Gain on sale of investment property and
  liquidation of venture, net of venture
  partners' share of ($406,554). . . . . . . . . . . . .        3,493,807             --                 --
                                                              -----------      ------------        -----------
        Earnings before extraordinary item . . . . . . .        4,288,747           833,564            937,078
Extraordinary item - prepayment penalty,
  net of venture partner's share of ($10,292). . . . . .          (41,166)            --                 --
                                                              -----------      ------------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .      $ 4,247,581           833,564            937,078
                                                              ===========      ============        ===========




                                           JMB INCOME PROPERTIES, LTD. - IV
                                                (A LIMITED PARTNERSHIP)
                                               AND CONSOLIDATED VENTURE

                                   CONSOLIDATED STATEMENTS OF OPERATIONS - CONTINUED



                                                                  1998             1997                1996
                                                              -----------      ------------        -----------
        Net earnings (loss) per limited
         partnership interest:
          Earnings (loss) before gain on sale
            of investment property . . . . . . . . . . .      $     38.94             40.83              45.91
          Gain on sale of investment property
            and liquidation of venture . . . . . . . . .            55.15             --                 --
          Extraordinary item . . . . . . . . . . . . . .            (2.03)            --                 --
                                                              -----------      ------------        -----------
        Net earnings (loss). . . . . . . . . . . . . . .      $     92.06             40.83              45.91
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

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                              CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS)

                     YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                         AND YEARS ENDED DECEMBER 31, 1997 AND 1996

                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF
                              NET          CASH                          OFFERING       NET           CASH
                            EARNINGS   DISTRIBUTIONS       TOTAL          COSTS       EARNINGS    DISTRIBUTIONS    TOTAL
                           ----------  -------------    -----------    -----------   ----------   -------------  ----------
Balance (deficits)
 December 31,
 1995. . . . . . . . . .   $2,328,570    (3,375,428)    (1,046,858)     17,996,292   38,777,119    (48,380,641)  8,392,770

Net earnings
 (loss). . . . . . . . .       18,742         --            18,742          --          918,336          --        918,336
Cash distributions
 ($130.00 per limited
 partnership interest) .        --         (265,425)      (265,425)         --            --        (2,600,650) (2,600,650)
                           ----------   -----------    -----------     -----------   ----------    -----------  ----------
Balance (deficits)
 December 31,
 1996. . . . . . . . . .    2,347,312    (3,640,853)    (1,293,541)    17,996,292    39,695,455    (50,981,291)  6,710,456

Net earnings
 (loss). . . . . . . . .       16,671         --            16,671          --          816,893          --        816,893
Cash distributions . . .        --            --             --             --            --             --          --
                           ----------   -----------    -----------     -----------   ----------    -----------  ----------






                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                        CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL ACCOUNTS (DEFICITS) - CONTINUED



                                      GENERAL PARTNERS                        LIMITED PARTNERS (20,005 INTERESTS)
                          ---------------------------------------    ---------------------------------------------------
                                                                          CONTRI-
                                                                          BUTIONS
                                                                          NET OF
                              NET          CASH                          OFFERING       NET           CASH
                            EARNINGS   DISTRIBUTIONS       TOTAL          COSTS       EARNINGS    DISTRIBUTIONS     TOTAL
                           ----------  -------------    -----------    -----------   ----------   -------------  ----------
Balance (deficits)
 December 31,
 1997. . . . . . . . . .    2,363,983    (3,640,853)    (1,276,870)    17,996,292    40,512,348    (50,981,291)  7,527,349

Net earnings
 (loss). . . . . . . . .    2,405,988         --         2,405,988          --        1,841,593          --      1,841,593
Cash distributions . . .        --            --             --             --            --             --          --
                           ----------   -----------    -----------     -----------   ----------    -----------  ----------
Balance (deficits)
 December 31,
 1998. . . . . . . . . .   $4,769,971    (3,640,853)     1,129,118     17,996,292    42,353,941    (50,981,291)  9,368,942
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

                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1998 (IMMEDIATELY PRIOR TO FINAL LIQUIDATING DISTRIBUTION),
                                         AND YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                  1998              1997               1996
                                                              -----------        -----------       -----------
Cash flows from operating activities:
  Net earnings . . . . . . . . . . . . . . . . . . . . .      $ 4,247,581            833,564           937,078
  Items not requiring (providing) cash
   or cash equivalents:
    Depreciation . . . . . . . . . . . . . . . . . . . .            --               274,235           371,325
    Amortization of deferred expenses. . . . . . . . . .            2,011             45,749            61,088
    Venture partner's share of venture operations,
      gain on sale and extraordinary item. . . . . . . .          163,174            367,583           550,926
    Total gain on sale of investment property. . . . . .       (3,087,253)             --                --
    Extraordinary item including venture
      partner's share. . . . . . . . . . . . . . . . . .           51,458              --                --
  Changes in:
    Rents and other receivables. . . . . . . . . . . . .          440,968           (102,779)           41,688
    Prepaid expenses . . . . . . . . . . . . . . . . . .           25,675             (4,449)            5,860
    Accrued rents receivable . . . . . . . . . . . . . .           37,320             62,220           (36,640)
    Escrow deposits. . . . . . . . . . . . . . . . . . .              750             18,593              (463)
    Accounts payable . . . . . . . . . . . . . . . . . .          (29,828)           (24,380)           37,859
    Accrued interest . . . . . . . . . . . . . . . . . .          (13,851)             1,551            (3,766)
    Unearned rents . . . . . . . . . . . . . . . . . . .          (74,814)            (4,732)           33,865
    Tenant security deposits . . . . . . . . . . . . . .          (17,595)            (3,250)            2,000
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            operating activities . . . . . . . . . . . .        1,745,596          1,463,905         2,000,820
                                                              -----------        -----------       -----------
Cash flows from investing activities:
  Additions to investment properties . . . . . . . . . .             (808)           (11,129)           (4,107)
  Payment of deferred expenses . . . . . . . . . . . . .            --                (5,456)           (6,610)
  Proceeds from sale of investment property. . . . . . .        6,178,721              --                --
                                                              -----------        -----------       -----------
          Net cash provided by (used in)
            investing activities . . . . . . . . . . . .        6,177,913            (16,585)          (10,717)
                                                              -----------        -----------       -----------





                                              JMB INCOME PROPERTIES, LTD. - IV
                                                   (A LIMITED PARTNERSHIP)
                                                  AND CONSOLIDATED VENTURE

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


                                                                  1998              1997               1996
                                                              -----------        -----------       -----------
Cash flows from financing activities:
  Loan repayment to venture partner. . . . . . . . . . .         (820,107)             --                --
  Principal payments on long-term debt . . . . . . . . .         (464,693)          (460,404)         (416,199)
  Distributions to venture partner . . . . . . . . . . .       (1,679,968)             --             (977,762)
  Distributions to limited partners. . . . . . . . . . .            --                 --           (2,600,650)
  Distributions to general partners. . . . . . . . . . .            --                 --             (265,425)
                                                              -----------        -----------       -----------
          Net cash used in financing activities. . . . .       (2,964,768)          (460,404)       (4,260,036)
                                                              -----------        -----------       -----------
          Net increase (decrease) in cash
            and cash equivalents . . . . . . . . . . . .        4,958,741            986,916        (2,269,933)
          Cash and cash equivalents,
            beginning of year. . . . . . . . . . . . . .        5,539,319          4,552,403         6,822,336
                                                              -----------        -----------       -----------
          Cash and cash equivalents,
            end of year. . . . . . . . . . . . . . . . .      $10,498,060          5,539,319         4,552,403
                                                              ===========        ===========       ===========
Supplemental disclosure of
 cash flow information:
  Cash paid for mortgage and other interest. . . . . . .      $   209,788            262,453           306,656
                                                              ===========        ===========       ===========
  Non-cash investing and financing activities. . . . . .      $     --                 --                --
                                                              ===========        ===========       ===========
  Sale of investment property:
    Total sale proceeds, net of selling expenses . . . .      $ 8,139,952              --                --
    Prepayment penalty . . . . . . . . . . . . . . . . .          (51,458)             --                --
    Payment on loans payable . . . . . . . . . . . . . .       (1,909,773)             --                --
                                                              -----------        -----------       -----------
          Cash proceeds from sale of
            investment property, net of
            selling expenses . . . . . . . . . . . . . .      $ 6,178,721              --                --
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

                       JMB INCOME PROPERTIES, LTD. - IV
                            (A LIMITED PARTNERSHIP)
                           AND CONSOLIDATED VENTURE

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1998, 1997 AND 1996



OPERATIONS AND BASIS OF ACCOUNTING

     The Partnership held (through a joint venture) an ownership in a shopping center in Huntsville, Alabama. Business activities consisted of rentals to a variety of retail companies and the ultimate sale or disposition of such real estate. The accompanying consolidated financial statements include the accounts of the Partnership and its majority owned venture, Huntsville Mall Associates ("Huntsville") (prior to the sale in December 1998). The effect of all transactions between the Partnership and its consolidated venture has been eliminated.

     The Partnership's records were maintained on the accrual basis of accounting as adjusted for Federal income tax reporting purposes. The accompanying consolidated financial statements have been prepared from such records after making appropriate adjustments to present the Partnership's accounts in accordance with generally accepted accounting principles ("GAAP") and to consolidate the accounts of the venture as described above.

Such GAAP and consolidation adjustments were not recorded on the records of the Partnership. The net effect of these items for the year ended December 31, 1998 (immediately prior to final liquidating distribution) and the year ended December 31, 1997 is summarized as follows:


                                                         1998                                  1997
                                                       -------------------------------------------------------------
                                                               TAX BASIS                             TAX BASIS
                                            GAAP BASIS        (Unaudited)        GAAP BASIS         (Unaudited)
                                           ------------       -----------       ------------        -----------
Total assets . . . . . . . . . . . . .     $ 10,498,060        10,498,060        11,097,934          5,977,403
Partners' capital
 accounts (deficits):
  General partners . . . . . . . . . .        1,129,118         1,129,118        (1,276,870)           (72,802)
  Limited partners . . . . . . . . . .        9,368,942         9,368,942         7,527,349          6,054,773
Net earnings (loss):
  General partners . . . . . . . . . .        2,405,988         1,201,920            16,671             15,860
  Limited partners . . . . . . . . . .        1,841,593         3,314,169           816,893            777,144
Net earnings (loss)
 per limited
 partnership
 interest. . . . . . . . . . . . . . .            92.06            165.67             40.83              38.85
                                           ============        ==========       ===========         ==========


     The net earnings (loss) per limited partnership interest ("Interest") was based upon the number of Interests outstanding at the end of each period (20,005). Also, because net earnings (loss) was computed immediately prior to dissolution, Holders of Interests may have, upon dissolution, an additional capital gain or loss depending on the Holders' basis for Federal income tax purposes.

     The preparation of financial statements in accordance with GAAP required the Partnership to make estimates and assumptions that affected the reported or disclosed amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could have differed from those estimates.

     Statement of Financial Accounting Standards No. 95 requires the Partnership to present a statement which classifies receipts and payments according to whether they stem from operating, investing or financing activities. The required information has been segregated and accumulated according to the classifications specified in the pronouncement. In addition, the Partnership recorded investments held in U.S. Government obligations at cost, which approximates market. For the purpose of these statements, the Partnership's policy was to consider all such amounts held with original maturities of three months or less (none and $5,221,075 at December 31, 1998 and 1997, respectively) as cash equivalents, which included investments in an institutional mutual fund which held United States Government obligations, with any remaining amounts (generally with original maturities of one year or less) reflected as short-term investments being held to maturity.

     Deferred expenses consisted of leasing fees which were amortized over the term of the related leases using the straight-line method.

     Although certain leases of the Partnership provided for tenant occupancy during periods for which no rent was due and/or increases in minimum lease payments over the term of the lease, the Partnership accrued rental income for the full period of occupancy on a straight-line basis. Such amounts are reflected as accrued rents receivable in the accompanying balance sheets.

     No provision for state or Federal income taxes had been made as the liability for such taxes is that of the partners rather than the Partnership. However, in certain instances, the Partnership has been required under applicable law to remit directly to the taxing authorities amounts representing withholding from distributions paid to partners.

     The Partnership initially acquired, either directly or through joint ventures, three shopping centers and three office buildings, all of which have been sold as of December 31, 1998. The cost of the investment properties represented the total cost to the Partnership or its ventures, including miscellaneous acquisition costs.

     Depreciation on the properties had been provided over the estimated useful lives of the various components as follows:
                                                                    YEARS
                                                                    -----

           Buildings and improvements -- straight-line . . . . .     5-35
                                                                     ====

     Maintenance and repairs were generally charged to operations as incurred. Significant betterments and improvements were capitalized and depreciated over their estimated useful lives.

     The Partnership adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121") as required in the first quarter of 1996. SFAS 121 required that the Partnership record an impairment loss on its properties to be held for investment whenever their carrying value could not be fully recovered through estimated undiscounted future cash flows from their operations and sale. The amount of the impairment loss to be recognized would have been the difference between the property's carrying value and the property's estimated fair value. The Partnership's policy was to consider a property to be held for sale or disposition when the Partnership had committed to a plan to sell such property and active marketing activity had commenced or was expected to commence in the near term. In accordance with SFAS 121, any properties identified as "held for sale or disposition" were no longer depreciated. Adjustments for impairment loss for such properties (subsequent to the date of adoption of SFAS 121) were made in each period as necessary to report these properties at the lower of carrying value or fair value less costs to sell. The adoption of SFAS 121 did not have any effect on the Partnership's financial position, results of operations or liquidity.

     As of September 30, 1997, the Partnership committed to a plan to sell the Parkway City Mall investment property. Accordingly, the property was classified at September 30, 1997 as held for sale or disposition in the accompanying consolidated financial statements until the sale in December 1998. The results of operations, net of venture partner's share, for the property is $1,182,275, $885,434 and $1,019,120, respectively, for the years ended December 31, 1998, 1997 and 1996.

     During the second quarter of 1997, Statements of Financial Accounting Standards No. 128 ("Earnings per Share") and No. 129 ("Disclosure of Information about Capital Structure") were issued. These standards became effective for reporting periods after December 15, 1997. As the Partnership's capital structure only had general and limited partnership interests, the Partnership did not experience any significant impact on its consolidated financial statements upon adoption of these standards when required at the end of 1997.

HUNTSVILLE - PARKWAY CITY MALL

     The Partnership was a general partner in Huntsville Mall Associates ("Huntsville"). In 1976, Huntsville purchased a shopping center, the Parkway City Mall, in Huntsville, Alabama for $10,024,458. The Partnership originally contributed approximately $3,450,000 to Huntsville.

     In 1979, the original venture partner sold its interest in Huntsville, for which the Partnership had the right of first refusal, to affiliates of the General Partners of the Partnership for $1,050,000 in cash.

     On December 1, 1998, the Partnership, through a joint venture, sold the Parkway City Mall to an affiliate of the otherwise unaffiliated indirect partner in the joint venture for $8,200,000 less selling costs of approximately $60,000. A portion of the sales proceeds was utilized to retire the mortgage debt with an outstanding balance of approximately $1,910,000 and a prepayment premium of approximately $51,000 (of which the Partnership's share of $41,166 is reported as an extraordinary item in the 1998 Consolidated Financial Statements). The Partnership received cash proceeds from the sale of approximately $5,360,000. As a result of the sale, the Partnership recognized a gain of approximately $3,500,000 for financial reporting purposes and $4,051,000 for Federal income tax purposes in 1998. Due to preference levels within the venture agreement, the venture partner's share is a loss of approximately ($407,000) for financial reporting purposes and ($647,000) for Federal income tax purposes. The joint venture made no representations, warranties or covenants in connection with the sale of this property.

     Net cash receipts (as defined) of Huntsville were distributed as follows: the first $83,455 was distributable to the Partnership; the next $343,750 was distributable $275,000 to the Partnership and $68,750 to the venture partner, and any remaining net cash receipts were distributable 60% to the Partnership and 40% to the venture partner. The Partnership had a preferred position (related to the Partnership's cash investment in Huntsville) with respect to the distribution of sale or refinancing proceeds from Huntsville.

     In prior years, the venture partners made non-interest bearing loans (70% funded by the Partnership) to the venture to fund an expansion of the property and certain other improvements, reflected as other long-term liabilities in the financial statements. The loans were repaid from net sales proceeds prior to any distributions as described above.

     Huntsville's operating profits (other than depreciation expense) were allocated to the Partnership (to a maximum of 80%) in relation to distributions of net cash receipts. Huntsville's operating losses were allocated to the Partnership to the extent of 80%. The Partnership's share of the net earnings of Huntsville in 1998, 1997 and 1996 was approximately 67%, 71% and 66%, respectively.

     Huntsville had previously discontinued its distributions effective with the first quarter of 1993 in order to fund certain tenant allowances and a limited renovation of the shopping center in 1993 and 1994. Subsequently, in response to market conditions, Huntsville had examined a potential redevelopment of the Parkway City Mall which it determined not to undertake. Consequently, in May 1996, Huntsville made a special distribution of its net cash receipts for 1993, 1994 and a portion of 1995 of which the Partnership's share was approximately $2,200,000. In 1998, Huntsville distributed its remaining net cash receipts for the remaining portion of 1995, 1996, 1997 and 1998 of which the Partnership's share was approximately $3,260,000.

     Huntsville had entered into an agreement with an affiliate of the General Partners for the operation and management of the Parkway City Mall.

Such agreement provided for management fees equal to 5% of the property's gross receipts.

LONG-TERM DEBT

     Long-term debt consisted of the following at December 31, 1998 and
1997:
                                              1998                 1997
                                           ----------           ---------
10% mortgage note, secured by
 the Parkway City Mall shopping
 center in Huntsville, Alabama;
 payable in monthly installments
 of $60,238, including interest,
 repaid in December 1998
 upon sale of the property . . . . . . .   $    --              2,374,466
        Less current portion of
          long-term debt . . . . . . . .        --                508,287
                                           ----------           ---------
          Total long-term debt . . . . .   $    --              1,866,179
                                           ==========           =========

PARTNERSHIP AGREEMENT

     Pursuant to the terms of the Partnership Agreement, net profits or losses of the Partnership from operations were allocated 98% to the Limited Partners and 2% to the General Partners. Profits from the sale or refinancing of investment properties were allocated to the General Partners in an amount equal to the greater of 1% of such profits or any cash distributions from such sale or refinancing paid to the General Partners. Losses from the sale or refinancing of investment properties were to be allocated 1% to the General Partners. The remaining profits and losses from a sale or refinancing were allocated to the Limited Partners.
However, if at any time profits were realized by the Partnership, any current or anticipated event that would cause the deficit balance in absolute amount in the Capital Account of the General Partners to be greater than their share of the Partnership's indebtedness (as defined) after such event, then the allocation of Profits to the General Partners was to be increased to the extent necessary to cause the deficit balance in the Capital Account of the General Partners to be no less than their respective shares of the Partnership's indebtedness (as defined) after such event.

     The General Partners were not required to make any capital contri-butions except under certain limited circumstances upon termination of the Partnership, which did not apply. Distributions of "cash flow" of the Partnership were allocated 90% to the Limited Partners and 10% to the General Partners (of which 5% constitutes a management fee to the Managing General Partner for services in managing the Partnership).

     After the Limited Partners' receipt of their contributed capital plus a stipulated return thereon (which had been received as of December 31, 1985) distributions of proceeds arising from the sale or refinancing of investment properties were allocated 85% to the Limited Partners and 15% to the General Partners. In addition, the General Partners were entitled to receive distributions in an amount up to 3/4 of 1% of the selling price of a property in the event of a sale.

TRANSACTIONS WITH AFFILIATES

     Fees, commissions, and other expenses required to be paid by the Partnership to the General Partners and their affiliates as of December 31, 1998 and for the year ended December 31, 1998 (immediately prior to final liquidating distribution), and for the years ended December 31, 1997 and 1996 are as follows:

                                                                  UNPAID AT
                                                                 DECEMBER 31,
                               1998        1997         1996        1998
                             --------    --------     --------   ------------
Property management
 fees. . . . . . . . . . .   $166,564     165,325      187,284        --
Management fees to
 Managing General
 Partners. . . . . . . . .    265,366        --         88,911        --
Insurance commissions. . .      5,847       9,573        9,211        --
Reimbursement
 (at cost) for
 out-of-pocket
 expenses. . . . . . . . .      1,620       --             264        --
                             --------    --------     --------     --------
                             $439,397     174,898      285,670        --
                             ========    ========     ========     ========

     Effective October 1, 1995, the Managing General Partner of the Partnership engaged independent third parties to perform certain administrative services for the Partnership which were previously performed by affiliates of the General Partners. Use of such third parties did not have a material effect on the operations of the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with, accountants during fiscal years 1997 and 1998.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

     The Managing General Partner of the Partnership was JMB Realty Corporation ("JMB"), a Delaware corporation, substantially all of the outstanding stock of which is owned, directly or indirectly, by certain of its officers, directors, members of their families and affiliates. JMB had responsibility for all aspects of the Partnership's operations, subject to the requirement that sales of real property were to be approved by Messrs. Neil G. Bluhm and Judd D. Malkin as individual general partners of the Partnership. The Partnership was subject to certain conflicts of interest arising out of its relationships with the General Partners and their affiliates as well as the fact that the General Partners and their affiliates are engaged in a range of real estate activities. Certain services were provided to the Partnership or its investment property by affiliates of the General Partners, including property management services and insurance brokerage services. In general, such services were to be provided on terms no less favorable to the Partnership than could be obtained from independent third parties and were otherwise subject to conditions and restrictions contained in the Partnership Agreement. The Partnership Agreement permitted the General Partners and their affiliates to provide services to, and otherwise deal and do business with, persons who may have been engaged in transactions with the Partnership, and permitted the Partnership to borrow from, purchase goods and services from, and otherwise to do business with, persons doing business with the General Partners or their affiliates. The General Partners and their affiliates may have been in competition with the Partnership under certain circumstances, including, in certain geographical markets, for tenants and/or for the sale of property. Because the timing and amount of cash distributions and profits and losses of the Partnership may have been affected by various determinations by the General Partners under the Partnership Agreement, including whether and when to sell a property, the establishment and maintenance of reasonable reserves and the determination of the sources (i.e., offering proceeds, cash generated from operations or sale proceeds) and uses of such reserves, the timing of expenditures and the allocation of certain tax items under the Partnership Agreement, the General Partners may have had a conflict of interest with respect to such determinations.

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

     There is no family relationship among any of the foregoing directors or officers. The foregoing directors have been elected to serve a one-year term until the annual meeting of the Managing General Partner to be held on June 2, 1999. All of the foregoing officers have been elected to serve one-year terms until the first meeting of the Board of Directors held after the annual meeting of the Managing General Partner to be held on June 2, 1999. There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was elected as such.

     JMB is the corporate general partner of Carlyle Real Estate Limited Partnership-XI ("Carlyle-XI"), Carlyle Real Estate Limited Partnership-XIII ("Carlyle-XIII"), Carlyle Real Estate Limited Partnership-XIV ("Carlyle-XIV"), Carlyle Real Estate Limited Partnership-XV ("Carlyle-XV"), Carlyle Income Plus, L.P.-II ("Carlyle Income Plus-II"), and the managing general partner of JMB Income Properties, Ltd.-V ("JMB Income-V"), JMB Income Properties, Ltd.-VII ("JMB Income-VII"), JMB Income Properties, Ltd.-X ("JMB Income-X"), and JMB Income Properties, Ltd.-XI ("JMB Income-XI"). JMB is also the sole general partner of the associate general partner of most of the foregoing partnerships. Most of the foregoing directors and officers are also officers and/or directors of various affiliated companies of JMB including Arvida/JMB Managers, Inc. (the general partner of Arvida/JMB Partners, L.P. ("Arvida")). Most of such directors and officers are also partners, directly or indirectly, of certain partnerships which are associate general partners in the following real estate limited partnerships: Carlyle-XI, Carlyle-XIII, Carlyle-XIV, Carlyle-XV, JMB Income-VII, JMB Income-X, JMB Income-XI, and Carlyle Income Plus-II.

     The business experience during the past five years of each such director and officer of the Managing General Partner of the Partnership in addition to that described above is as follows:

     Judd D. Malkin (age 61) is an individual general partner of JMB Income-V. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is also a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) is an individual general partner of JMB Income-V. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is also a principal of Walton Street Capital, L.L.C., which sponsors real estate investment funds, and a director of Urban Shopping Centers, Inc. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Burton E. Glazov (age 60) has been associated with JMB since June 1971, and served as an Executive Vice President of JMB until December of 1990. Mr. Glazov is currently retired. He is a member of the Bar of the State of Illinois.

     Stuart C. Nathan (age 57) has been associated with JMB since July 1972. He is a member of the Bar of the State of Illinois.

     A. Lee Sacks (age 65) has been associated with JMB since December 1972. He is also President and director of JMB Insurance Agency, Inc.

     John G. Schreiber (age 52) has been associated with JMB since December 1970, and served as an Executive Vice President for JMB until December 1990. Mr. Schreiber is President of Schreiber Investments, Inc., which is engaged in the real estate investing business. He is also a senior advisor and partner of Blackstone Real Estate Advisors L.P., an affiliate of the Blackstone Group, L.P. Mr. Schreiber is also a director of Urban Shopping Centers, Inc, a trustee of Amli Residential Property Trust and a director of a number of investment companies advised or managed by T. Rowe Price Associates, Inc. and its affiliates. He holds a Masters degree in Business Administration from Harvard University Graduate School of Business.

     H. Rigel Barber (age 50) has been associated with JMB since March 1982. He holds a J.D. degree from the Northwestern Law School and is a member of the Bar of the State of Illinois.

     Glenn E. Emig (age 51) has been associated with JMB since December 1979. Prior to becoming Executive Vice President of JMB in 1993, Mr. Emig was Executive Vice President and Treasurer of JMB Institutional Realty Corporation. He holds a Masters degree in Business Administration from the Harvard University Graduate School of Business and is a Certified Public Accountant.

     Gary Nickele (age 46) has been associated with JMB since February 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Gailen J. Hull (age 50) has been associated with JMB since March 1982.

He holds a Masters degree in Business Administration from Northern Illinois University and is a Certified Public Accountant.

     Howard Kogen (age 63) has been associated with JMB since March 1973. He is a Certified Public Accountant.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership had no officers or directors. The Partnership was required to pay a management fee to the Managing General Partner and the General Partners were entitled to receive a share of cash distributions, when and as cash distributions were made to the Limited Partners, and a share of profits or losses. During 1998, 1997 and 1996, management fees of $265,366, $0 and $88,911 were paid to the Managing General Partner and the General Partner received distributions, including the final liquidating distribution of $1,129,118, $0 and $265,425, respectively. The General Partners also received a share of the Partnership's earnings for Federal income tax purposes aggregating $1,201,920 in 1998.

     JMB Insurance Agency, Inc., an affiliate of the Managing General Partner of the Partnership, earned insurance brokerage commissions in 1998 aggregating $5,847, all of which was paid at December 31, 1998, in connection with providing insurance coverage for the remaining real property investment of the Partnership. Such commissions were at rates set by insurance companies for the classes of coverage involved.

     Urban Retail Properties Company, an affiliate of the Managing General Partner, provided property management services to the Partnership's joint venture in 1998 for the Parkway City Mall investment property at a fee calculated at 5% of gross income from such property. In 1998, such affiliate earned property management fees of $166,564 for such services, all of which was paid at December 31, 1998. As set forth in the Prospectus of the Partnership, the Managing General Partner was to negotiate such agreements on terms no less favorable to the Partnership than those customarily charged for similar services in the relevant geographical area (but in no event at rates greater than 5% of the gross income from a property), and such agreements were to be terminable by either party thereto, without penalty upon 60 days' notice.

     The General Partners of the Partnership and their affiliates were reimbursed for their direct expenses relating to the administration of the Partnership and the operation of the Partnership's real property investments. In 1998, the Managing General Partner of the Partnership and its affiliates received reimbursements of $1,620 for such out-of-pocket expenses.

     The Partnership was permitted to engage in various transactions involving affiliates of the Managing General Partner of the Partnership. The relationship of the Managing General Partner (and its directors and officers) to its affiliates is set forth in Item 10 above and Exhibit 21 hereto.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a)  The following owned, or may have been deemed to have owned, beneficially more than 5% of the outstanding
Interests of the Partnership immediately prior to its liquidation.

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

Limited Partnership             Liquidity Fund 32, L.P. (1)       264 Interests               1.3%
Interests                                                         directly (2)

Limited Partnership             Liquidity Fund High Yield         37 Interests                Less than
Interests                       Institutional Investors (1)       directly (2)                1%

Limited Partnership             Liquidity Fund Tax Exempt         365 Interests               1.8%
Interests                       Partners (1)                      directly (2)

Limited Partnership             Liquidity Fund Tax Exempt         456 Interests               2.3%
Interests                       Partners II (1)                   directly (2)

Limited Partnership             Liquidity Fund 73, L.P. (1)       264 Interests               1.3%
Interests                                                         directly (2)

Limited Partnership             LF 74, L.P. (1)                   238.5 Interests             1.2%
Interests                                                         directly (2)

Limited Partnership             Liquidity Financial Group,        1,764.5 Interests           8.8%
Interests                       L.P. (1)                          indirectly (3)

Limited Partnership             Liquidity Financial               1,764.5 Interests           8.8%
Interests                       Corporation (1)                   indirectly (3)









     (1)  The address of each beneficial owner listed in this subsection (a)(i) is P.O. Box 882044, San Francisco,
California 94188.

     (2)  Each entity referenced by this note (2) had reported that it had sole voting and dispositive power with respect to the Interests that it owned directly as shown in the above table in this subsection (a)(i).  However, voting and dispositive power was exercised on behalf of each such entity by its general partner, Liquidity
Financial Group, L.P.  The general partner of Liquidity Financial Group, L.P. is Liquidity Financial Corporation.
Because of their affiliations, all beneficial owners identified in this subsection (a)(i) may be deemed to have been members of a group with shared voting and dispositive power with respect to the aggregate 1,764.5 Interests
(8.8%) beneficially owned by them.  See note (3) of this subsection (a)(i).  The exercise of voting power with respect to any Interests was subject to the terms and conditions of the Partnership Agreement of the Partnership.

     (3)  Includes the aggregate 1,764.5 Interests owned directly by the entities referenced by note (2) in this subsection (a)(i).  Liquidity Financial Group, L.P, was the general partner of each such entity and exercised voting and dispositive power on behalf of each such entity.  Liquidity Financial Corporation is the general partner of Liquidity Financial Group, L.P.  As such, Liquidity Financial Group, L.P. and Liquidity Financial
Corporation may have been deemed to have had shared voting and dispositive power with respect to the aggregate
1,764.5 Interests owned by such entities.  Reference is made to note (2) in this subsection (a)(i).


                                NAME OF                           AMOUNT AND NATURE
                                BENEFICIAL                        OF BENEFICIAL               PERCENT
TITLE OF CLASS                  OWNER                             OWNERSHIP                   OF CLASS
--------------                  ----------                        -----------------           --------

(ii)

Limited Partnership             Equity Resource                   20 Interests                Less than
Interests                       Bridge Fund (1) (4)               directly                    1%

Limited Partnership             Equity Resource                   269 Interests               1.3%
Interests                       Fund XV Limited                   directly
                                Partnership (1) (4)

Limited Partnership             Equity Resource                   1,133.22 Interests          5.7%
Interests                       Fund XVII Limited                 directly
                                Partnership (1) (4)

Limited Partnership             Equity Resources                  1,402.22 Interests          7.0%
Interests                       Group, Incorporated               indirectly (2) (3)
                                (1) (4)

Limited Partnership             Eggert Dagbjartsson               1,133.22 Interests          5.7%
Interests                       (1) (4)                           indirectly (3)

Limited Partnership             Mark S. Thompson (1) (4)          269 Interests               1.3%
Interests                                                         indirectly (2)


     (1)   The address of each beneficial owner listed in this subsection (a)(ii) is 14 Story Street, Cambridge,
Massachusetts 02138.

     (2)   Includes 269 Interests owned directly by Equity Resource Fund XV Limited Partnership for which Equity
Resources Group, Incorporated and Mark S. Thompson act as the general partners and have reported that they had shared voting and dispositive power with respect to such Interests.

     (3)   Includes 1,133.22 Interests owned directly by Equity Resource Fund XVII Limited Partnership for which
Equity Resources Group, Incorporated and  Eggert Dagbjartsson act as the general partners.  Equity Resources
Group, Incorporated and Mr. Dagbjartsson have reported that they had shared voting and dispositive power with respect to Interests owned by such partnership.

     (4)   Because of their affiliations, all beneficial owners identified in this subsection (a)(ii) may be deemed to have been members of a group with shared voting and dispositive power with respect to the aggregate
1,422.22 Interests (7.1%) beneficially owned by them.  The exercise of voting power with respect to any Interests was subject to the terms and conditions of the Partnership Agreement of the Partnership.



     (b)  The Managing General Partner, its officers and directors and the individual General Partners beneficially owned the following Interests of the Partnership immediately prior to its liquidation:


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


     No officer or director of the Managing General Partner of the Partnership possessed a right to acquire beneficial ownership of Interests of the Partnership.

     Reference is made to Item 10 for information concerning ownership of the Managing General Partner.

     (c)  There existed no arrangement, known to the Partnership, the operation of which may have resulted in a change in control of the Partnership.



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

        (b) The following report on Form 8-K was filed since the last quarter of the period covered by this report.

               (i) The Partnership's Report on Form 8-K (File No. 0-8469) for December 1, 1998 (describing the sale of Parkway City Mall by
Huntsville Mall Associates) was filed. This report was dated December 15, 1998 and includes a discussion of the sale (Item 2) and narrative pro forma financial information with respect to the sale (Item 7).

         No annual report for the fiscal year 1998 (immediately prior to liquidating distribution) or proxy material has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing.

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

                  JMB INCOME PROPERTIES, LTD. - IV

                  By:      JMB Realty Corporation
                           Managing General Partner


                           GAILEN J. HULL
                  By:      Gailen J. Hull
                           Senior Vice President
                  Date:    March 22, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  By:      JMB Realty Corporation
                           Managing General Partner

                           JUDD D. MALKIN*
                  By:      Judd D. Malkin, Chairman and
                           Chief Financial Officer
                  Date:    March 22, 1999

                           NEIL G. BLUHM*
                  By:      Neil G. Bluhm, President and Director
                  Date:    March 22, 1999

                           H. RIGEL BARBER*
                  By:      H. Rigel Barber, Chief Executive Officer
                  Date:    March 22, 1999

                           GLENN E. EMIG*
                  By:      Glenn E. Emig, Chief Operating Officer
                  Date:    March 22, 1999


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Senior Vice President
                           Principal Accounting Officer
                  Date:    March 22, 1999

                           A. LEE SACKS*
                  By:      A. Lee Sacks, Director
                  Date:    March 22, 1999

                           STUART C. NATHAN*
                  By:      Stuart C. Nathan, Executive Vice President
                           and Director
                  Date:    March 22, 1999

                  *By:     GAILEN J. HULL, Pursuant to a Power of Attorney


                           GAILEN J. HULL
                  By:      Gailen J. Hull, Attorney-in-Fact
                  Date:    March 22, 1999

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